Form 10QSB
period 1996-06-30
STANDARD ENERGY CORP
filed 1996-09-03
CIK 205921

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM SB10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the Quarter Ended   June 30, 1996      Commission file number  0-9336


                            STANDARD ENERGY CORPORATION
              (Exact name of registrant as specified in its charter)

                    Utah                           87-0338149
   (State or other jurisdiction of    (I.R.S.Employer Identification No.)
   incorporation or organization)

                     363 Bearcat Drive
                     Salt Lake City, Utah                      84115
          (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (801) 364-9000

                                  Not Applicable
                      Former name, former address and former
                    fiscal year, if changes since last report

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended (the "Act"), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X
No

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has two classes of stock authorized. They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock. As of August 12, 1996 there were 102,492,974 shares of the $0.01 per share par value common stock outstanding. As of August 12, 1996, there were no preferred shares issued.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                  June 30         March 31
                                                    1996            1996
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    4,507      $    9,104
  Accounts receivable                                 3,446           3,692
  Deposits                                          125,200          83,200
    TOTAL CURRENT ASSETS                              133,153          95,996

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          29,500          30,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 95,464          95,464
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                       19,650          19,650
    TOTAL OTHER ASSETS                              150,114         150,114

    TOTAL ASSETS                                 $  312,767      $  276,610



















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  June 30         March 31
                                                    1996            1996
                                                 (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                 $   13,822      $       0
  Notes payable to related parties                    56,000            0
  Accounts payable and accrued expenses               41,286       40,092
  TOTAL CURRENT LIABILITIES                        111,108         40,092


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 102,492,974 shares at
     June 30, 1996                                    1,024,929      1,024,929
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                          0              0
  Additional paid-in capital                          7,145,353      7,145,353
  Retained earnings (deficit)                        (7,968,623)    (7,933,764)
    TOTAL STOCKHOLDERS EQUITY                        201,659        236,518

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  312,767     $  276,610


















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                  Three Months Ended June 30
                                                      1996         1995

REVENUES
  Oil and gas information services                    $    3,325      $    3,420
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      5,329           6,244
  Other income                                               333             616
                                                      8,987          10,280

COSTS AND EXPENSES
  Oil and gas information services                         3,360           2,613
  Oil and gas leasehold interests                         10,137           2,317
  Oil production and exploration                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                              344               0
  General and administrative                              29,005          40,640
    TOTAL COSTS AND EXPENSES                           43,846        46,570

                  NET INCOME (LOSS)               $ (34,859)       $(36,290)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)




















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Three Months Ended June 30,
                                                    1996          1995

Cash Flows From Operating Activities
  Net income (loss)                                  $   (34,859)  $  (36,290)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     1,000        1,000
  Changes in:
       Accounts receivable                              246         (214)
         Accounts payable                             1,194       (2,625)
         Deposits                                   (42,000)           0

  Net cash provided by (used in)
   operating activities                             (74,419)     (38,129)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments  $         0     $      0
  (Increase) Decrease O&G leasehold interests             0            0

  Net cash provided by (used in)
   investing activities                         $         0     $      0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $    69,822    $  35,500
  Proceeds from sale of common stock                      0            0

  Net cash provided by (used in)
   Financing activities                         $    69,822    $  35,500

Net Increase (Decrease) in Cash                 $    (4,597)   $  (2,629)

Cash at Beginning of Period                           9,104        4,444

Cash at End of Period                           $     4,507    $   1,815









See notes to consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)




NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
























STANDARD ENERGY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the First Three-Months of Operations

     Revenues

     The Company realized revenues of approximately $9,000 during the first three months of the 1997 fiscal period, ended June 30, 1996, compared with approximately $10,000 for the corresponding 1996 fiscal period and approximately $10,000 for the 1995 fiscal period.Cash requirements during the fiscal 1996 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the first three months of the 1997 fiscal period, ended June 30, 1996, were zero, also compared to zero for the comparative 1996 fiscal period, and were also zero for the entire 1995 fiscal period. Traditionally, the Company's largest revenue source has been oil and gas leasehold sales, which have positively affected the Company's operations for the 10-year period, prior to the past fiscal year. This recent sign of a downturn in the domestic oil and gas industry is apparent from fiscal 1996 and 1995 leasehold sales, and from limited interest in future lease offerings, the result of which could be another downturn in oil and gas exploration activities in the U.S. This and prior reduced exploration activities has caused the Company to write-off or write-down most of its prior leaseholds held for resale.

     The Company does not expect to realize significant cash flows from the sale of leaseholds during fiscal 1997, as the domestic oil industry continues to shrink from low worldwide crude oil prices, and what appears to be a domestic oil industry in full flight to foreign exploration caused by negative U.S.Government environmental policies toward oil and gas exploration and production in the U.S.

     The BLM leasing program requires advance deposits covering the first year rental for leases applied for, but the Company and its affiliates have only limited funds to participate in the BLM leasing program.In order to participate, the Company has entered into agreements with unrelated third-parties in which third-party entities provide capital to jointly participate in the BLM leasing program, while the Company provides the raw data and services to identify potential leaseholds. New leasehold acquisitions, together with existing leaseholds, have caused the Company's leasehold inventory to remain flat at approximately
80,000 net acres into fiscal 1997, including third-party acquisitions. Frontier area exploration continue to be the focus of the Company's leasing activities.

     The Company's financial statements do not reflect the acquisition of newly acquired leaseholds, because the Company has no financial basis in such new leaseholds.As third-party leasehold sales take place, revenue is recorded under line item
"sales of oil and gas leasehold interest".

     Revenues from the sale of the Company's geologic information services were approximately $3,300 for the first three months of the 1997 fiscal period, ended June 30, 1996, compared with approximately $3,400 for the corresponding 1996 fiscal period and approximately $3,500 for the 1995 fiscal period.Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices, resulting in sever cash flow difficulties for the Company.

     Revenues from oil exploration and production activities were approximately $5,000 for the first three months of the 1997 fiscal period, ended June 30, 1996, compared to approximately $6,000 for the corresponding 1996 fiscal period and approximately $6,000 for the 1995 fiscal period.Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992. This acquisition is expected to generate average net income of approximately $6,000 per quarter over the next several years, and has brought more certainty to production from the Company's oil producing properties.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $10,000 for the first three months of the 1997 fiscal period, ended June 30, 1996, compared to approximately $2,000 for the comparable fiscal 1996 period and approximately $500 for the 1995 fiscal period. Expenses associated with the Company's geologic information services were approximately $3,500 for the first three months of the 1997 fiscal period, ended June 30, 1996, compared to approximately $2,500 for the comparable fiscal 1996 period and approximately $2,500 for the 1995 fiscal period.There were no oil production and exploration costs during the first three months of the 1997, 1996 and 1995 fiscal periods, ended June 30, 1996, June 30, 1995, and June 30, 1994, respectively.General and administrative expenses for the first three months of the 1997 fiscal period, ended June 30, 1996, were approximately $29,000, compared to approximately $41,000 for the comparable 1996 fiscal period and approximately $43,000 for the 1995 fiscal period.

     The crude oil price collapse in 1986, tax law changes effective in 1987, and another crude oil price collapse in 1993, have resulted in a sharp decline in domestic oil and gas exploration activities.Although its leasing activity was reduced substantially during the past 10-year period, due to a sharp decline in domestic exploration activity, the Company believes it can continue its present lines of business, including the purchase and resale of oil and gas leaseholds.

     Net Operating Loss for Federal Income Tax Purposes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended June 30, 1994. FASB 109 requires the Company to provided a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 1995 and 1994, the total of the deferred tax assets were $1,800,064 and 1,821,124 and the total of all deferred tax liabilities were $0 and $1,789. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,800,064 and $1,819,335 as of March 31, 1995 and 1994, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended June 30, 1994 was $(19,271). The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended June 30, 1994. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1996, unused tax operating loss carryforwards of approximately $4,320,000, which may be applied against future taxable income and expire in various years beginning in 1997 through 2009. (See Consolidated Financial Statements)

     Liquidity and Capital Resources

     The Company's primary oil and gas business, brokerage of leasehold interests, has not increased during the first three months of the 1997 fiscal period, ended June 30, 1996, due to decreased activity in the domestic oil and gas exploration industry.




     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986 and 1993 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company.Due to this reduced activity in its oil and gas business, along with the Company's investment in the Biomass Technology, without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4.1 million from fiscal 1981 through March 31, 1995.Because of these circumstances the Company is currently experiencing cash flow difficulties.In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See Consolidated Financial Statement)

     Management is seeking additional financing from equity or debt financing(s), or from sales related to its oil and gas business, or from the sale of its holdings in Biomass common stock.However, management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale and from its Biomass investment.The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

     In the first three months of the 1997 fiscal period, ended June 30, 1996, the Company had no additional research and development expense in Biomass and Biomass' technology for converting cellulosic waste material into base sugars, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1996, including leaseholds acquired under its unrelated third-party agreements, (2) 5,252,556 shares of Biomass common stock (carried at zero value on the financial statements), representing approximately 15% of Biomass common shares outstanding at June 30, 1996, which shares were bid $0.02 and asked $0.05 as of August 12, 1996, and (3) exclusive license rights to the Biomass Technology in the States of Louisiana, Ohio, Pennsylvania and Tennessee.Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past three years.The
Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed under Rule 144 of the Act. The sale of a portion of its Biomass shares may be made periodically by the Company to raise working capital.

     On January 17, 1996, the Company submitted proxy material to security holders of the Company through the solicitation of proxies, resulting in a shareholders meeting held on February 5, 1996 at Little America Hotel in Salt Lake City, Utah. The former board of directors, consisting of Dean W.Rowell, Pamela
K.Nelson and Michael M.Cannon, were re-elected for the 1996 fiscal year. The audit firm of Peterson, Siler and Stevenson were also confirmed as the Company's auditors for the same period, and an increase in the capital stock of the Company was approved from 100,000,000 shares to 200,000,000 shares. All of the above items were approved pursuant to proxy material mailed to shareholders on January 17, 1996.

     The Company is now authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 102,492,974 shares were issued as of August 12, 1996.

     On June 5, 1996, Peterson, Siler and Stevenson was terminated as Company auditors. The termination was due to a lower bid price for the Company's audit business for the annual period ended March 31, 1996, and did not involve a dispute with the Company over accounting policies or practices. Simultaneous with the termination of Peterson, Siler and Stevenson, the Company retained the audit services of Jones, Jensen & Company of Salt Lake City, Utah whom have completed a certified audit of the Company's books and records for fiscal period ended March 31, 1996.

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through bank and/or other loans, debt or equity offerings.Any such equity offerings may either be private or public and may result in substantial dilution to the then existing shareholders of the Company.Because of uncertainties existing in the domestic oil and gas industry, and with Biomass, the Company is not in a position to forecast future earnings or cash flow.The Company's future is very fluid and largely dependent on factors outside its control.

     General

     As the worldwide price of oil is set by changing political realities, so is the search for oil in the United States, now set by the reality of political environmentalism. In 1992, in the name of environmental protection, the best oil prospects to drill in the U.S., mostly in the Rocky Mountain frontier areas, and off-shore waters of the U.S.,were declared off limits to the oil industry by the U.S. Congress. This large area set-aside was instituted despite the fact that by the year 2000 the U.S.may be importing fully 75% of its crude oil requirements.
     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass and Trachyte Oil Company ("Trachyte").Dean W.Rowell, the President and Chief Executive Officer and a director of the Company, is also the vice President and the treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology.The Company holds an exclusive license from Biomass in the States of Louisiana, Ohio, Pennsylvania and Tennessee to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass.Mr.Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources.The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr.Rowell owns beneficially approximately 51.6% of the common stock of the Company as of August 12, 1996.

     Mr.Rowell owes a duty of due care and fair dealing to all three companies, and the resolution of duties and conflicts in favor of one company over the other may impair his duties to each company.It is likely that any conflict of interest between the Company, Biomass and Trachyte requiring a determination may have to be settled in favor of the Company to the detriment of both Biomass and Trachyte, as well as to the detriment of the current and future shareholders of Trachyte and Biomass.

     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at fiscal year end.It has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses.At March 31, 1996, Biomass had approximately $2 million of liabilities and a deficiency in assets of approximately $1.8 million.As of August 12, 1996, Biomass had cash on hand of approximately $1,000.











                              PART II

Item 1.  Legal Proceedings.

          There has been no significant changes in litigation matters previously disclosed.

Item 2.  Changes in Securities.

          There has been no changes in the Company's securities.

Item 3.  Defaults Upon Senior Securities.

          The Company has not defaulted on any senior indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders.

          As of August 12, 1996, there were no matters brought before the shareholders since the last shareholders meeting on February 5, 1996.

Item 5.  Other Information.

          Biomass - Information Update

     In March 1990, construction on the Demo Module began at the Weber County, Utah Landfill site in an existing County owned building. On of June 24, 1992, the Demo Module was shut-down due to lack of funds to operate it, and before Biomass received an independent consulting engineer's report ("Engineer's Report") from such plant asserting the commercial feasibility of the Biomass Technology. Although Biomass anticipates receiving an Engineer's Report, there can be no assurances that a favorable report will be issued if and when the Demo Module is operated again.

     Design of the commercial Demo Module was the accumulation of eight years of experience gained by Biomass scientists who developed the Biomass Technology at its former Research Center facility and at the Demo Module. The research Center was designed to process approximately 50 tons of "as-received" MSW during an eight hour period and operated continuously at that rate for approximately three months prior to its closure on August 20, 1986. The Demo Module was designed to process approximately 150 tons of as-received MSW during a 48 hour period and operated continuously at that rate for approximately three months prior to its closure on June 24, 1992.




     Standard Energy's Exploitation of License

     Instead of waiting for the Engineers Report from Biomass, the Company believes that a viable business opportunity exists in its licensed area of the States of Louisiana, Ohio, Pennsylvania, and Tennessee, where the Biomass Technology could be utilized in conjunction with an existing shut-down MSW processing plant and with an existing shut-down ethanol plant to process cellulosic materials ("Celmat") into base sugars, mostly glucose, recovered from MSW, then ferment the Celmat-glucose into fuel grade ethanol upon restarting the existing ethanol plant.

     The Company is currently pursuing a project loan (the "Loan") with unrelated parties and a lender (the "Lender") to raise up to $50,000,000 in an effort to commercialize the Biomass Technology. This effort began when the Company learned that the South Point ethanol plant ("South Point"), located at South Point, Ohio, had shut-down due to high grain prices and low ethanol prices. The Company contacted the owners of South Point and discovered South Point was for sale for approximately $55,000,000. The Company has also located a MSW processing plant, located at Philadelphia, Pennsylvania where the United States bankruptcy court there is in possession of the shut-down Orfa MSW recycle Plant ("Orfa"), also for sale for approximately $3,000,000. The planned purchase of these two plants have created the Company's "South Point Project".

     The $50,000,000 Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the South Point and Orfa plants as a single economic unit in two locations. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated Biomass recycle/ethanol plants. The principal reason for such conclusion is that no new building erection would be required at either plant site.

     The Company, providing it is successful in receiving the $50,000,000 Loan, for which there is no assurance, anticipates refitting the Orfa Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganics would be sold, or landfilled, in the Philadelphia/ New York area. The organic Celmat would be baled and shipped to the South Point ethanol plant for processing into Celmat-glucose and other sugar products, while the glucose would be fermented into ethanol. The MSW would be supplied to the Orfa plant by present haulers of MSW located in the northeast U.S.



     The Company, providing it is successful in receiving the $50,000,000 Loan, would also refit the South Point plant to operate only as a glucose and other sugar product extraction and ethanol production plant which would process the baled Celmat from the Orfa plant through six Biomass Processing units to be installed in an existing 40,000 square foot building located on the South Point plant site. The glucose recovered from the Celmat would then be used as normal glucose feedstock material for the existing South Point fuel grade ethanol plant.

     The Company is pursuing the $50,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the South Point Project Loan had not been finalized or completed as of August 12, 1996.


Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 1996.

          The Company filed a Report on Form 8-K for an event dated June 21, 1996, with regard to the appointment of Jones, Jensen & Company of Salt Lake City, Utah as outside auditors for the Company for the fiscal period ended March 31, 1996.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)






                              By:
                                  Dean W.Rowell, President and
                                  Chief Financial Officer

Date:August 12, 1996.