Form 10QSB
period 1996-09-30
STANDARD ENERGY CORP
filed 1996-11-26
CIK 205921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM SB10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                     the Securities Exchange Act of 1934

Quarter Ended   September 30, 1996     Commission file number  0-9336


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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.The registrant has two classes of stock authorized.They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock.At November 12, 1996 there were 102,492,974 shares of the $0.01 per share par value common stock outstanding.At November 12, 1996, there were no preferred shares issued.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                               September 30      March 31
                                                   1996            1996
                                                     (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                               $    6,201      $    9,104
  Accounts receivable                                3,256           3,692
  Deposits                                         125,200          83,200
    TOTAL CURRENT ASSETS                              134,657          95,996

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                              28,500          30,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                95,464          95,464
  Pledged drilling bonds                                 35,000          35,000
  Cash value of life insurance                      19,650          19,650
    TOTAL OTHER ASSETS                                  150,114         150,114

    TOTAL ASSETS                                $  313,271      $  276,610




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                               September 30      March 31
                                                   1996            1996
                                                     (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                $    9,502      $       0
  Notes payable to related parties                   101,000           0
  Accounts payable and accrued expenses               40,890      40,092
   TOTAL CURRENT LIABILITIES                           151,392         40,092


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
  Authorized 200,000,000 shares; issued
  and outstanding 102,492,974 shares at
     September 30, 1996                              1,024,929      1,024,929
  Preferred Stock, par value $.01 per share;
  Authorized 10,000,000 shares                          0              0
  Additional paid-in capital                         7,145,353      7,145,353
  Retained earnings (deficit)                       (8,008,403)    (7,933,764)
    TOTAL STOCKHOLDERS EQUITY                        161,879        236,518

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  313,271     $  276,610



















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Six Months Ended September 30
                                                     1996         1995

REVENUES
  Oil and gas information services                   $    6,460      $    7,944
  Sales of oil and gas leasehold interests               0               0
  Oil production                                    10,532           9,807
  Other income                                              662           3,595
                                                    17,654          21,346

COSTS AND EXPENSES
  Oil and gas information services                        6,350           6,241
  Oil and gas leasehold interests                        13,397           2,744
  Oil production & exploration                                0               0
  Depreciation, depletion & amortization             2,000           2,000
  Interest                                             789             448
  General and administrative                             69,757          76,227
    TOTAL COSTS AND EXPENSES                           92,293       87,660

                 NET INCOME (LOSS)               $ (74,639)       $(66,314)


                 NET INCOME (LOSS)                  $ (.00)         $ (.00)




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                            Three Months Ended September 30
                                                     1996         1995

REVENUES
  Oil and gas information services                   $    3,135      $    4,524
  Sales of oil and gas leasehold interests               0               0
  Oil production                                     5,203           3,563
  Other income                                              329           2,979
                                                     8,667          11,066

COSTS AND EXPENSES
  Oil and gas information services                        2,990           3,628
  Oil and gas leasehold interests                         3,260             427
  Oil production & exploration                           0               0
  Depreciation, depletion & amortization             1,000           1,000
  Interest                                             445             448
  General and administrative                             40,752          35,587
    TOTAL COSTS AND EXPENSES                           48,447       41,090

                 NET INCOME (LOSS)               $ (39,780)       $(30,024)


                 NET INCOME (LOSS)                  $ (.00)         $ (.00)




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Six Months Ended September 30,
                                                   1996          1995

Cash Flows From Operating Activities
  Net income (loss)                                 $   (74,639)  $  (66,314)
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and depletion                     2,000        2,000
  Changes in:
      Accounts receivable                              436       (2,210)
         Accounts payable                              798       (1,138)
         Deposits                                       (42,000)           0

  Net cash provided by (used in)
  operating activities                            (113,405)     (67,662)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments $         0     $      0
  (Increase) Decrease O&G leasehold interests            0      (45,540)

  Net cash provided by (used in)
  investing activities                         $         0     $(45,540)

Cash Flows From Financing Activities
  Increase (decrease) in notes payable              $   110,502    $ (32,000)
  Proceeds from sale of common stock                     0      103,000
  Issurance of Common Stock for lease                         0       45,540


  Net cash provided by (used in)
  Financing activities                         $   110,502    $ 116,540

Net Increase (Decrease) in Cash                $    (2,903)   $   3,338

Cash at Beginning of Period                               9,104        4,444

Cash at End of Period                          $     6,201    $   7,782







See notes to consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                                   (Unaudited)




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
























STANDARD ENERGY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the First Six-Months of Operations

     Revenues

     The Company realized revenues of approximately $18,000 during the first six months of the 1997 fiscal period, ended September 30, 1996, compared with approximately $21,000 for the corresponding 1996 fiscal period and approximately $128,000 for the 1995 fiscal period.Cash requirements during the fiscal 1996 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the first six months of the 1997 fiscal period, ended September 30, 1996, were zero, also compared to zero for the comparative 1996 fiscal period, and zero for the entire 1995 fiscal period. Traditionally, the Company's largest revenue source has been oil and gas leasehold sales, which have positively affected the Company's operations for more than ten years, excluding the past two fiscal years. This sign of a downturn in the domestic oil and gas industry is apparent from the zero leasehold sales during fiscal 1996 and 1995, and from limited interest in future lease offerings, the result of which could be another downturn in oil and gas exploration activities in the U.S.This and prior reduced exploration activities has caused the Company to write-off or write-down most of its prior leaseholds held for resale.

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

     The Bureau of Land Management ("BLM") leasing program requires advance deposits covering the first year rental for leases applied for, but the Company and its affiliates have only limited funds to participate in the BLM leasing program.In order to participate, the Company has entered into agreements with unrelated third-parties in which third-party entities provide capital to jointly participate in the BLM leasing program, while the Company provides the raw data and services to identify potential leaseholds.

     New leasehold acquisitions, together with existing leaseholds, have caused the Company's leasehold inventory to be reduced to approximately 50,000 net acres into fiscal 1997, including third-party acquisitions. Frontier area exploration continues to be the focus of the Company's leasing activities, although leasehold sales have not yet materialized to justify that effort. The Company's financial statements do not reflect the acquisition of newly acquired leaseholds, because the Company has no financial basis in such new leaseholds.As third-party leasehold sales take place, revenue is recorded under line item "sales of oil and gas leasehold interest".

     Revenues from the sale of the Company's geologic information services were approximately $6,000 for the first six months of the 1997 fiscal period, ended September 30, 1996, compared with approximately $8,000 for the corresponding 1996 fiscal period and approximately $8,000 for the 1995 fiscal period.Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices, resulting in sever cash flow difficulties for the Company.

     Revenues from oil exploration and production activities were approximately $11,000 for the first six months of the 1997 fiscal period, ended September 30, 1996, compared to approximately $10,000 for the corresponding 1996 fiscal period and approximately $13,000 for the 1995 fiscal period.Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992. This acquisition is expected to generate average net income of approximately $2,000 per month over the next several years, and has brought more certainty to production from the Company's oil producing properties.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $13,000 for the first six months of the 1997 fiscal period, ended September 30, 1996, compared to approximately $3,000 for the comparable fiscal 1996 period and approximately ($6,000) for the 1995 fiscal period. Expenses associated with the Company's geologic information services were approximately $6,000 for the first six months of the 1997 fiscal period, ended September 30, 1996, compared to approximately $6,000 for the comparable fiscal 1996 period and approximately $8,000 for the 1995 fiscal period.There were no oil production and exploration costs during the first six months of the 1997, nor for the comparable fiscal 1996 period, nor for the 1995 fiscal period, ended September 30, 1995.General and administrative expenses for the first six months of the 1997 fiscal period, ended September 30, 1996, were approximately $70,000, compared to approximately $76,000 for the comparable 1996 fiscal period and approximately $144,000 for the 1995 fiscal period ended September 30, 1995.
     The crude oil price collapse in 1986, tax law changes effective in 1987, and another crude oil price collapse in 1993, have resulted in a sharp decline in domestic oil and gas exploration activities.Although its leasing activity was reduced substantially during the past 10-year period, due to a sharp decline in domestic exploration activity, the Company believes it can continue its present lines of business, including the purchase and resale of oil and gas leaseholds.

     Net Operating Loss for Federal Income Tax Purposes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended September 30, 1994. FASB 109 requires the Company to provided a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At March 31, 1995 and 1994, the total of the deferred tax assets were $1,800,064 and 1,821,124 and the total of all deferred tax liabilities were $0 and $1,789. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,800,064 and $1,819,335 as of March 31, 1995 and 1994, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended September 30, 1994 was $(19,271). The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended September 30, 1994. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1996, unused tax operating loss carry forwards of approximately $4,320,000, which may be applied against future taxable income and expire in various years beginning in 1997 through 2009. (See Consolidated Financial Statements)

     Liquidity and Capital Resources

     The Company's primary oil and gas business, brokerage of leasehold interests, has not increased during the first six months of the 1997 fiscal period, ended September 30, 1996, due to decreased activity in the domestic oil and gas exploration industry.




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

     In the first six months of the 1997 fiscal period, ended September 30, 1996, the Company had no additional research and development expense in Biomass and Biomass' technology for converting cellulosic waste material into base sugars, and the base sugars into ethanol fuel, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1996, including leaseholds acquired under its unrelated third-party agreements, (2) 5,252,556 shares of Biomass common stock (carried at zero value on the financial statements), representing approximately 15% of Biomass common shares outstand-ing at September 30, 1996, which shares were bid $0.02 and asked
$0.05 as of November 12, 1996, and (3) exclusive license rights to the Biomass Technology in the States of Louisiana, Ohio, Pennsylvania and Tennessee. Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past six years. The Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed under Rule 144 of the Act. The sale of a portion of its Biomass shares may be made periodically by the Company to raise working capital.

     On January 17, 1996, the Company submitted proxy material to security holders of the Company through the solicitation of proxies, resulting in a shareholders meeting held on February 5, 1996 at Little America Hotel in Salt Lake City, Utah. The former board of directors, consisting of Dean W. Rowell, Pamela K. Nelson and Michael M. Cannon, were re-elected for the 1996 fiscal year. The audit firm of Peterson, Siler and Stevenson were also confirmed as the Company's auditors for the same period, and an increase in the capital stock of the Company was approved from 100,000,000 shares to 200,000,000 shares. All of the above items were approved pursuant to proxy material mailed to shareholders on January 17, 1996.

     The Company is now authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 102,492,974 shares were issued as of November 12, 1996.

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

     General

     As the worldwide price of oil is set by changing political realities, so is the search for oil in the United States, now set by the reality of political environmentalism. In 1992, in the name of environmental protection, the best oil prospects to drill in the U.S., mostly in the Rocky Mountain frontier areas, and offshore waters of the U.S.,were declared off limits to the oil industry by the U.S. Congress. This large area set-aside was instituted despite the fact that by the year 2000 the U.S.may be importing fully 75% of its crude oil requirements.
     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass and Trachyte Oil Company ("Trachyte").Dean W.Rowell, the President and Chief Executive Officer and a director of the Company, is also the vice President and the treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology.The Company holds an exclusive license from Biomass in the States of Louisiana, Ohio, Pennsylvania and Tennessee to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass.Mr.Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources.The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr.Rowell owns beneficially approximately 51.6% of the common stock of the Company as of November 12, 1996.

     Mr.Rowell owes a duty of due care and fair dealing to all six companies, and the resolution of duties and conflicts in favor of one company over the other may impair his duties to each company.It is likely that any conflict of interest between the Company, Biomass and Trachyte requiring a determination may have to be settled in favor of the Company to the detriment of both Biomass and Trachyte, as well as to the detriment of the current and future shareholders of Trachyte and Biomass.

     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at fiscal year end.It has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses.At March 31, 1996, Biomass had approximately $2 million of liabilities and a deficiency in assets of approximately $1.8 million.As of November 12, 1996, Biomass had cash on hand of approximately $1,000.










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

Item 4.  Submission of Matters to a Vote of Security Holders.

          As of November 12, 1996, there were no matters brought before the shareholders since the last shareholders meeting on February 5, 1996.

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

     Design of the commercial Demo Module was the accumulation of eight years of experience gained by Biomass scientists who developed the Biomass Technology at its former Research Center facility and at the Demo Module. The research Center was designed to process approximately 50 tons of "as-received" MSW during an eight hour period and operated continuously at that rate for approximately six months prior to its closure on August 20, 1986. The Demo Module was designed to process approximately 150 tons of as-received MSW during a 48 hour period and operated continuously at that rate for approximately three months prior to its closure on June 24, 1992.




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

     The Company, providing it is successful in receiving the $50,000,000 Loan, for which there is no assurance, anticipates refitting the Orfa Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganic's would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the South Point ethanol plant for processing into Celmat-glucose and other sugar products, while the glucose would be fermented into ethanol. The MSW would be supplied to the Orfa plant by present haulers of MSW located in the northeast U.S.



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

     The Company is pursuing the $50,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the South Point Project Loan had not been finalized or completed as of November 12, 1996.


Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 1996.

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

Date:November 12, 1996.