Form 10QSB
period 1996-12-31
STANDARD ENERGY CORP
filed 1997-03-10
CIK 205921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM SB10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended December 31, 1996  Commission file number 0-9336


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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.The registrant has two classes of stock authorized.They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock.At February 10, 1997 there were 103,382,974 shares of the $0.01 per share par value common stock outstanding.At February 10, 1997, there were no preferred shares issued.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                               December 31       March 31
                                                   1996            1996
                                                     (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                               $    5,953      $    9,104
  Accounts receivable                                3,406           3,692
  Deposits                                               0          83,200
    TOTAL CURRENT ASSETS                                9,359          95,996

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                              27,500          30,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                95,464          95,464
  Pledged drilling bonds                                 35,000          35,000
  Cash value of life insurance                      19,650          19,650
    TOTAL OTHER ASSETS                                  150,114         150,114

    TOTAL ASSETS                                $  186,973      $  276,610




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                               December 31       March 31
                                                   1996            1996
                                                     (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                $    7,690      $       0
  Notes payable to related parties                         0           0
  Accounts payable and accrued expenses               40,882      40,092
   TOTAL CURRENT LIABILITIES                            48,572         40,092


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
  Authorized 200,000,000 shares; issued
  and outstanding 103,382,974 shares at
     December 31, 1996                               1,033,829      1,024,929
  Preferred Stock, par value $.01 per share;
  Authorized 10,000,000 shares                          0              0
  Additional paid-in capital                         7,154,253      7,145,353
  Retained earnings (deficit)                       (8,049,681)    (7,933,764)
    TOTAL STOCKHOLDERS EQUITY                        138,401        236,518

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  186,973     $  276,610



















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Nine Months Ended December 31
                                                     1996         1995

REVENUES
  Oil and gas information services                   $   10,051      $   11,451
  Sales of oil and gas leasehold interests               0               0
  Oil production                                    15,926          14,165
  Other income                                              980           4,107
                                                    26,957          29,723

COSTS AND EXPENSES
  Oil and gas information services                        8,520          12,495
  Oil and gas leasehold interests                        15,918           5,265
  Oil production and exploration                         0               0
  Depreciation, depletion and amortization              3,000           3,000
  Interest                                           1,222             448
  General and administrative                            114,214         113,926
    TOTAL COSTS AND EXPENSES                          142,874      135,134

                 NET INCOME (LOSS)               $(115,917)      $(105,411)


                 NET INCOME (LOSS)                  $ (.00)         $ (.00)




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                            Three Months Ended December 31
                                                     1996         1995

REVENUES
  Oil and gas information services                   $    3,591      $    3,507
  Sales of oil and gas leasehold interests               0               0
  Oil production                                     5,394           4,358
  Other income                                              318             512
                                                     9,303           8,377

COSTS AND EXPENSES
  Oil and gas information services                        2,170           6,254
  Oil and gas leasehold interests                         2,521           2,521
  Oil production and exploration                         0               0
  Depreciation, depletion and amortization              1,000           1,000
  Interest                                             433               0
  General and administrative                             44,457          37,699
    TOTAL COSTS AND EXPENSES                           50,581       47,474

                 NET INCOME (LOSS)               $ (41,278)       $(39,097)


                 NET INCOME (LOSS)                  $ (.00)         $ (.00)




















See notes to consolidated financial statements
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Nine Months Ended December 31,
                                                   1996          1995

Cash Flows From Operating Activities
  Net income (loss)                                 $  (115,917)  $ (105,411)
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and depletion                     3,000        3,000
  Changes in:
      Accounts receivable                              286         (237)
         Accounts payable                              790        2,086

  Net cash provided by (used in)
  operating activities                            (111,841)    (100,562)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments $    83,200  $   (14,998)
  (Increase) Decrease O&G leasehold interests            0      (45,540)

  Net cash provided by (used in)
  investing activities                         $    83,200     $(60,538)

Cash Flows From Financing Activities
  Increase (decrease) in notes payable              $     7,690  $    13,000
  Proceeds from sale of common stock                17,800      148,540


  Net cash provided by (used in)
  Financing activities                         $    25,490    $ 161,540

Net Increase (Decrease) in Cash                $    (3,151)   $     440

Cash at Beginning of Period                               9,104        4,444

Cash at End of Period                          $     5,953    $   4,884







See notes to consolidated financial statements.


                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996
                                   (Unaudited)




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1997.For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.
























STANDARD ENERGY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the First Nine-Months of Operations

     Revenues

     The Company realized revenues of approximately $27,000 during the first nine months of the 1997 fiscal period, ended December 31, 1996, compared with approximately $30,000 for the corresponding 1996 fiscal period and approximately $142,000 for the 1995 fiscal period.Cash requirements during the fiscal 1997 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the first nine months of the 1997 fiscal period, ended December 31, 1996, were zero, also compared to zero for the comparative 1996 fiscal period, and zero for the entire 1995 fiscal period. Traditionally, the Company's largest revenue source has been oil and gas leasehold sales, which have positively affected the Company's operations for more than ten years, excluding the past two fiscal years. This sign of a downturn in the domestic oil and gas industry is apparent from the zero leasehold sales during fiscal 1996 and 1995, and from limited interest in future lease offerings, the result of which could be another downturn in oil and gas exploration activities in the U.S.This and prior reduced exploration activities has caused the Company to write-off or write-down most of its prior leaseholds held for resale.

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

     Revenues from the sale of the Company's geologic information services were approximately $10,000 for the first nine months of the 1997 fiscal period, ended December 31, 1996, compared with approximately $11,000 for the corresponding 1996 fiscal period and approximately $10,000 for the 1995 fiscal period.Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices, resulting in sever cash flow difficulties for the Company.

     Revenues from oil exploration and production activities were approximately $16,000 for the first nine months of the 1997 fiscal period, ended December 31, 1996, compared to approximately $14,000 for the corresponding 1996 fiscal period and approximately $18,000 for the 1995 fiscal period.Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992. This acquisition is expected to generate average net income of approximately $2,000 per month over the next several years, and has brought more certainty to production from the Company's oil producing properties.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $16,000 for the first nine months of the 1997 fiscal period, ended December 31, 1996, compared to approximately $5,000 for the comparable fiscal 1996 period and approximately ($3,000) for the 1995 fiscal period. Expenses associated with the Company's geologic information services were approximately $9,000 for the first nine months of the 1997 fiscal period, ended December 31, 1996, compared to approximately $12,000 for the comparable fiscal 1996 period and approximately $12,000 for the 1995 fiscal period.There were no oil production and exploration costs during the first nine months of the 1997, nor for the comparable fiscal 1996 period, nor for the 1995 fiscal period, ended December 31, 1995.General and administrative expenses for the first nine months of the 1997 fiscal period, ended December 31, 1996, were approximately $114,000, compared to approximately $114,000 for the comparable 1996 fiscal period and approximately $202,000 for the 1995 fiscal period ended December 31, 1995.
     The crude oil price collapse in 1986, tax law changes effective in 1987, and another crude oil price collapse in 1993, have resulted in a sharp decline in domestic oil and gas exploration activities.Although its leasing activities were reduced substantially during the past 10-year period, due to a sharp decline in domestic exploration activity, the Company believes it can continue its present lines of business, including the purchase and resale of oil and gas leaseholds.

     Net Operating Loss for Federal Income Tax Purposes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended December 31, 1994. FASB 109 requires the Company to provided a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At March 31, 1995 and 1994, the total of the deferred tax assets were $1,800,064 and 1,821,124 and the total of all deferred tax liabilities were $0 and $1,789. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,800,064 and $1,819,335 as of March 31, 1995 and 1994, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended December 31, 1994 was $(19,271). The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended December 31, 1994. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1996, unused tax operating loss carry forwards of approximately $4,320,000, which may be applied against future taxable income and expire in various years beginning in 1997 through 2009. (See Consolidated Financial Statements)

     Liquidity and Capital Resources

     The Company's primary oil and gas business, brokerage of leasehold interests, has not increased during the first nine months of the 1997 fiscal period, ended December 31, 1996, due to decreased activity in the domestic oil and gas exploration industry.




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

     In the first nine months of the 1997 fiscal period, ended December 31, 1996, the Company had no additional research and development expense in Biomass and Biomass' technology for converting cellulosic waste material into base sugars, and the base sugars into ethanol fuel, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1996, including leaseholds acquired under its unrelated third-party agreements, (2) 5,252,556 shares of Biomass common stock (carried at zero value on the financial statements), representing approximately 15% of Biomass common shares outstand-ing at December 31, 1996, which shares were bid $0.02 and asked
$0.05 as of November 12, 1996, and (3) exclusive license rights to the Biomass Technology in the States of Louisiana, Ohio, Pennsylvania and Indiana. Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past nine years. The Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed under Rule 144 of the Act. The sale of a portion of its Biomass shares may be made periodically by the Company to raise working capital.

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

     On February 10, 1997, due to the Company's continued cash flow difficulties, the Company issued 890,000 newly issued shares of the Company's common stock investment shares at $0.02 per share to Trachyte in exchange for $17,800 in debt settlement of cash loaned to the Company through December 31, 1996.

     Trachyte received the above investment shares at $0.02 per share based upon a price per share that was established in previous transactions between Trachyte and the Company in exchange for debt settlement, and not based upon the traditional 50% discount from the closing market bid price per share on the day of the transaction. On February 10, 1997 the Company's shares were quoted on the OTC:BB at bid $0.15 and asked $0.18 per share, a market value not consistent with previous market values in transactions with Trachyte. Since Trachyte is the only source of funds and other marketable assets the Company can rely on for additional operating capital and asset trades, Company management deemed it advisable to accept the offered common stock exchange transactions with Trachyte. Another benefit the Company receives from the Trachyte transactions is an exchange of debt for equity swap, which swap dramatically improves the Company's financial statements.
     During the six year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. Since the Company has been unable to repay most of the loans from Trachyte during the past two fiscal periods, Trachyte has exchanged the loans for common stock investment shares in the Company without any intervening cash compensation to Trachyte, including interest payments on the amounts owed.

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

     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass and Trachyte Oil Company ("Trachyte").Dean W.Rowell, the President and Chief Executive Officer and a director of the Company, is also the vice President and the treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology.The Company holds an exclusive license from Biomass in the States of Louisiana, Ohio, Pennsylvania and Indiana to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass.Mr.Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources.



     The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr.Rowell owns beneficially approximately 51.6% of the common stock of the Company as of November
12, 1996.

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

     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at fiscal year end.It has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses.At March 31, 1996, Biomass had approximately $2 million of liabilities and a deficiency in assets of approximately $1.8 million.As of February 10, 1997, Biomass had cash on hand of approximately $500.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          As of February 10, 1997, there were no matters brought before the shareholders since the last shareholders meeting on February 5, 1996.



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

     Design of the commercial Demo Module was the accumulation of eight years of experience gained by Biomass scientists who developed the Biomass Technology at its former Research Center facility and at the Demo Module. The research Center was designed to process approximately 50 tons of "as-received" municipal solid waste ("MSW") during an eight hour period and operated continuously at about that rate for approximately six months prior to its closure on August 20, 1986. The Demo Module was designed to process approximately 150 tons of as-received MSW during a 48 hour period and operated continuously at that rate for approximately three months prior to its closure on June 24, 1992.

     Standard Energy's Exploitation of License

     Instead of waiting for the Engineers Report from Biomass, the Company believes that a viable business opportunity exists in its licensed area of the States of Louisiana, Indiana, Ohio, and Pennsylvania, where the Biomass Technology could be utilized in conjunction with an existing shut-down MSW processing plant and with an existing shut-down ethanol plant to process cellulosic materials ("Celmat") into base sugars, mostly glucose, recovered from MSW, then ferment the Celmat-glucose into fuel grade ethanol upon restarting the existing ethanol plant.













     The Company is currently pursuing a project loan (the "Loan") with unrelated parties and a lender (the "Lender") to raise up to $130,000,000 in an effort to commercialize the Biomass Technology. This effort began when the Company learned that at least five ethanol plant located in the Midwest U.S. had shut-down, or were available on good terms, due to high grain prices and low ethanol prices. The Company is presently in contact with the plant owners to negotiate for a possible sale to the Company for approximately $80,000,000 (the "Midwest Plant"). The Company has also located an MSW processing plant, located at Philadelphia, Pennsylvania where the United States bankruptcy court there is in possession of the shut-down Orfa MSW recycle Plant ("Orfa"), also for sale for approximately $3,000,000. The planned purchase of these two plants have created the Company's "Midwest Project".

     The $130,000,000 Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the Midwest and Orfa plants as a single economic unit in two locations. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated Biomass recycle/ethanol plants. The principal reason for such conclusion is that no new building erection would be required at either plant site.

     The Company, providing it is successful in receiving the $130,000,000 Loan, for which there is no assurance, anticipates refitting the Orfa Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganic's would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the Midwest ethanol plant for processing into Celmat-glucose and other sugar products, while the glucose would be fermented into ethanol fuel. The MSW would be supplied to the Orfa plant by present haulers of MSW located in the northeast U.S.

     The Company, providing it is successful in receiving the $130,000,000 Loan, would also refit the Midwest Plant to operate only as a glucose and other sugar product extraction and ethanol production plant, that would process the baled Celmat from the Orfa plant through six Biomass Processing units to be installed in an existing 40,000 square foot building located on the Midwest Plant site. The glucose recovered from the Celmat would then be used as normal glucose feedstock material for the existing Midwest fuel-grade ethanol plant.



     The Company is pursuing the $130,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the Midwest Project Loan had not been finalized or completed as of February 10, 1997.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 1996.

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

Date:February 12, 1997.