Form 10QSB
period 1997-06-30
STANDARD ENERGY CORP
filed 1997-09-30
CIK 205921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                   FORM SB10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the Quarter Ended   June 30, 1997    Commission file number  0-9336


                            STANDARD ENERGY CORPORATION
              (Exact name of registrant as specified in its charter)

               Utah                           87-0338149
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

                     363 Bearcat Drive
                     Salt Lake City, Utah                      84115
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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has two classes of stock authorized. They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock. As of August 12, 1997 there were 104,082,972 shares of the $0.01 per share par value common stock outstanding. As of August 12, 1997, there were no preferred shares issued.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                  June 30         March 31
                                                    1997            1997
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    3,704      $    2,533
  Accounts receivable                                 2,296           2,296
    TOTAL CURRENT ASSETS                                6,000           4,829

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          25,500          26,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 95,464          95,464
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                       19,650          19,650
    TOTAL OTHER ASSETS                              150,114         150,114

    TOTAL ASSETS                                 $  181,614      $  181,443

















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  June 30         March 31
                                                    1997            1997
                                                 (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   16,338       $  13,454
  Notes payable to related parties               29,000             0
  Accounts payable and accrued expenses          40,278        41,051
TOTAL CURRENT LIABILITIES                      85,616          54,505


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,082,972 shares at
     June 30, 1997                               1,040,829       1,040,829
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,161,253       7,161,253
  Retained earnings (deficit)                   (8,106,084)     (8,075,144)
    TOTAL STOCKHOLDERS EQUITY                    95,998         126,938

    TOTAL LIABILITIES AND STOCKHOLDERS'
                                    EQUITY   $  181,614      $  181,443
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                  Three Months Ended June 30
                                                      1997           1996

REVENUES
  Oil and gas information services                    $    3,574      $    3,325
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      4,225           5,329
  Other income                                               582             333
                                                      8,381           8,987

COSTS AND EXPENSES
  Oil and gas information services                         2,403           3,360
  Oil and gas leasehold interests                          7,071          10,137
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                              665             344
  General and administrative                              28,182          29,005
    TOTAL COSTS AND EXPENSES                           39,321        43,846

                  NET INCOME (LOSS)               $ (30,940)       $(34,859)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements


                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                     Three Months Ended June 30,
                                                         1997          1996

Cash Flows From Operating Activities
  Net income (loss)                                    $   (30,940)  $  (34,859)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                       1,000        1,000
  Changes in:
       Accounts receivable                                  0          246
         Accounts payable                                (773)       1,194
         Deposits                                           0      (42,000)

  Net cash provided by (used in)
   operating activities                               (30,713)     (74,419)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments    $         0   $      0
  (Increase) Decrease oil & gas leasehold interests           0             0

  Net cash provided by (used in)
   investing activities                           $         0   $      0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable                 $    31,884  $  69,822
  Proceeds from sale of common stock                             0          0

  Net cash provided by (used in)
   Financing activities                           $    31,884  $  69,822

Net Increase (Decrease) in Cash                   $     1,171  $  (4,597)

Cash at Beginning of Period                             2,533      9,104

Cash at End of Period                             $     3,704  $   4,507







See notes to consolidated financial statements.


                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.
























STANDARD ENERGY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the First Three-Months of Operations

     Revenues

     The Company realized revenues of approximately $8,000 during the first three months of the 1998 fiscal period, ended June 30, 1997, compared with approximately $9,000 for the corresponding 1997 fiscal period and approximately $10,000 for the corresponding 1996 fiscal period. Cash requirements during the fiscal 1998 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the first three months of the 1998 fiscal period, ended June 30, 1997, were zero, also compared to zero for the comparative 1997 fiscal period and zero for the corresponding 1996 fiscal period. Traditionally, the Company's largest revenue source has been oil and gas leasehold sales, which have positively affected the Company's operations for most of the past 10-year period. The lack of leasehold sales, and the limited interest in future leasehold offerings, is a sign of the severe downturn that the domestic oil and gas industry is currently experiencing. These event, and prior reduced exploration activities, have caused the Company to write-off or write-down most of its prior leaseholds held for resale.

     The Company does not expect to realize significant cash flows from the sale of leaseholds during fiscal 1998, as the domestic oil industry continues to shrink from low worldwide crude oil prices, and what appears to be a domestic oil industry in full flight to foreign exploration caused by negative U.S. Government environmental policies toward oil and gas exploration and production in the U.S.

     The Bureau of Land Management ("BLM") leasing program requires advance deposits covering the first year rental for leases applied for, but the Company and its affiliates have only limited funds to participate in the BLM leasing program. In order to participate, the Company has entered into agreements with unrelated third-parties in which third-party entities provide capital to jointly participate in the BLM leasing program, while the Company provides the raw data and services to identify potential leaseholds.



     New leasehold acquisitions, together with existing leaseholds, have caused the Company's leasehold inventory to remain flat at approximately 80,000 net acres into fiscal 1998, including third-party acquisitions. Frontier area exploration continues to be the focus of the Company's leasing activities.

     The Company's financial statements do not reflect the acquisition of newly acquired leaseholds, because the Company has no financial basis in such new leaseholds. As third-party leasehold sales take place, revenue is recorded under line item
"sales of oil and gas leasehold interests".

     Revenues from the sale of the Company's geologic information services were approximately $4,000 for the first three months of the 1998 fiscal period, ended June 30, 1997, compared with approximately $3,000 for the corresponding 1997 fiscal period and approximately $3,000 for the corresponding 1996 fiscal period. Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices, resulting in sever cash flow difficulties for the Company.

     Revenues from oil production were approximately $4,000 for the first three months of the 1998 fiscal period, ended June 30, 1997, compared to approximately $5,000 for the corresponding 1997 fiscal period and approximately $6,000 for the corresponding 1996 fiscal period. Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992, bringing more certainty to production income.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $7,000 for the first three months of the 1998 fiscal period, ended June 30, 1997, compared to approximately $10,000 for the comparable fiscal 1997 period and approximately $2,000 for the corresponding 1996 fiscal period. Expenses associated with the Company's geologic information services were approximately $2,000 for the first three months of the 1998 fiscal period, ended June 30, 1997, compared to approximately $3,000 for the comparable fiscal 1997 period and approximately $3,000 for the corresponding 1996 fiscal period. There were no oil production and exploration costs during the first three months of the 1998 fiscal period, ended June 30, 1997, June 30, 1996, and June 30, 1995, respectively.

     General and administrative expenses for the first three months of the 1998 fiscal period, ended June 30, 1997, were approximately $28,000, compared to approximately $29,000 for the comparable 1997 fiscal period and approximately $41,000 for the corresponding 1996 fiscal period.

     The crude oil price collapse in 1986, tax law changes effective in 1987, and another crude oil price collapse in 1993, have resulted in a sharp decline in domestic oil and gas exploration activities. Although its leasing activity was reduced substantially during the past 10-year period, due to the sharp decline in domestic exploration activity, the Company believes it can continue its present lines of business, including the purchase and resale of oil and gas leaseholds.

     Net Operating Loss for Federal Income Tax Purposes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended March 31, 1994. FASB 109 requires the Company to provided a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 1997 and 1996, the total of the deferred tax assets were $1,837,459 and $1,800,064 the total of all deferred tax liabilities were $0 and $(1,789). The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,837,459 and $1,800,064 as of March 31, 1997 and 1996, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended March 31, 1997 was $37,395. The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended March 31, 1994. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1997, unused tax operating loss carryforwards of approximately $4,380,000, which may be applied against future taxable income and expire in various years beginning in 1996 through 2009. (See Consolidated Financial Statements)

     Liquidity and Capital Resources

     The Company's primary oil and gas business, brokerage of leasehold interests, has not increased during the first three months of the 1998 fiscal period, ended June 30, 1997, due to decreased activity in the domestic oil and gas exploration industry.




     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986 and 1993 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. Due to this reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") and the Biomass technology ("Biomass Technology"), without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through March 31, 1997. Because of these circumstances the Company is currently experiencing cash flow difficulties. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See Consolidated Financial Statement)

     Management is seeking additional financing from equity or debt financing(s), or from sales related to its oil and gas business, or from the sale of its holdings in Biomass common stock. However, management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale and from its Biomass investment. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

     In the first three months of the 1998 fiscal period, ended June 30, 1996, the Company had no additional research and development expense in Biomass and the Biomass Technology for converting cellulosic waste material into base sugars, then fermenting the sugars into ethanol, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1997, including leaseholds acquired under its unrelated third-party agreements, (2) 5,252,556 shares of Biomass common stock (carried at zero value on the financial statements), representing approximately 15% of Biomass common shares outstanding at June 30, 1997, which shares were bid $0.02 and asked $0.05 as of August 12, 1997, and four (4) exclusive license rights to the Biomass Technology in the States of Louisiana, Ohio, Indiana, and Pennsylvania. Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past three years. The Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed under Rule 144 of the Act. The sale of a portion of its Biomass shares may be made periodically by the Company to raise working capital.
     As of August 12, 1997, the Company had not submitted proxy material to security holders of the Company for the annual meeting of shareholders expected to take place in Salt Lake City, Utah during October or November of 1997.

     The Company is presently authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 104,082,972 shares were issued as of August 12, 1997.

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through bank and/or other loans, debt or equity offerings. Any such equity offerings may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry, and with Biomass, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside its control.

     General

     As the worldwide price of oil is set by changing political realities, so is the search for oil in the United States, now set by the reality of political environmentalism. In 1992, in the name of environmental protection, the best oil prospects to drill in the U.S., mostly in the Rocky Mountain frontier areas, and off-shore waters of the U.S., were declared off limits to the domestic oil industry by the U.S. Congress. This large area set-aside was instituted despite the fact that by the year 2005 the U.S.may be importing fully 75% of its crude oil requirements.

     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass, Trachyte Oil Company ("Trachyte"), and Deam W. Rowell. Dean W. Rowell is the President and Chief Executive Officer and a director of the Company, is the Vice President and Secretary Treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology.The Company holds an exclusive license from Biomass in the States of Louisiana, Ohio, Indiana, and Pennsylvania to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass. Mr. Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources.

     The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr. Rowell owns beneficially approximately 55% of the common stock of the Company as of August
12, 1997.

     Mr. Rowell owes a duty of due care and fair dealing to all three companies, and the resolution of duties and conflicts in favor of one company over the other may impair his duties to each company. It is likely that any conflict of interest between the Company, Biomass, and Trachyte requiring a determination may have to be settled in favor of the Company to the detriment of both Biomass and Trachyte, as well as to the detriment of the current and future shareholders of Trachyte and Biomass.

     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at its fiscal year end. Biomass has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses. At March 31, 1996, Biomass had approximately $2 million of liabilities and a deficiency in assets of approximately $1.9 million. As of August 12, 1997, Biomass had cash on hand of approximately $500.


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

Item 4.   Submission of Matters to a Vote of Security Holders.

          As of August 12, 1997, there were no matters brought before the shareholders since the last shareholders meeting on February 5, 1996.



Item 5.   Other Information.

          Biomass - Information Update

     Since 1981, the Company has invested approximately $4,100,000 in the Biomass Technology through several reorganizations of Biomass. Effective April 14, 1987, Biomass was reorganized as a publicly-held Utah corporation, and simultaneously, Mr. Alan M. Neves was re-elected president and Mr. Rowell was elected vice president and secretary-treasures, and Biomass was reorganized into its present form. The Biomass Technology acquired in the reorganization is considered Biomass' principal asset.

     The Biomass Technology

     The Biomass Technology is a proprietary chemical process which has been designed to convert the cellulosic (plant) portion of forest, agricultural and MSW materials, principally, into glucose and certain other base sugars, which have a wide range of commercial applications, and lignin, a coal-like aromatic substance which is a usable fuel. The Biomass Technology has been designed to be a continuous, acid hydrolysis process based on a proprietary combination of time, heat and catalytic agents.

     The Biomass Technology separates the lignin and the cellulose contained in plant material while converting the cellulose in such material into base sugars. Such base sugars have a wide range of commercial applications, including fermentation into ethanol, the principal commercial product from a Biomass Plant, which is used to raise octane ratings in unleaded gasoline, and reportedly, can lower pollutants from automobiles.Ethanol is also widely used in the pharmaceutical and cosmetic industries.

     The lignin, a coal-like substance (hydrocarbons), is the other major product of the Biomass Technology and may be burned as boiler fuel to generate steam and electricity sufficient to power an entire integrated processing facility utilizing ordinary grain, straw, hulls, sawdust, or MSW, as the feedstock material. Lignin may also be utilized commercially for the production of specialty chemicals for the petro-chemical industry.










     Biomass Trade Secret and Patents

     Management of the Company is of the opinion that the ability of Biomass to maintain the proprietary nature of the Biomass Technology is limited due to the present adverse financial condition of Biomass. Biomass is the assignee from Alan M. Neves ("Neves") and others of two domestic and several corresponding foreign patent applications covering methods and apparatus of the Biomass Technology. Biomass owns certain patents and patent applications for its proprietary technology. However, the Company does not believe that such patents and patent applications, even if allowed and letters of patent are issued, will afford Biomass significant patent protection with respect to the Biomass Technology. All Directors, officers and employees of Biomass have entered into confidentiality agreements with Biomass, to protect the trade secret nature of the Biomass Technology.

     Historical Operations of Biomass

     Neves commenced his research in 1974 following the 1973 Arab oil embargo and the resulting increase in gasoline costs of that year. In 1979, the Biomass Technology was demonstrated on a bench scale. In 1980, Professor Joseph M. Glassett (deceased, 1989), an independent engineer and associate Professor of chemical engineering at Brigham Young University at Provo, Utah, undertook a preliminary study to determine the technical and economic viability of the Biomass Technology. Professor Glassett subsequently opined that the Biomass Technology held sufficient promise to warrant the construction of a pilot scale facility to further test the commercial viability of the Biomass Technology.

     In the second quarter of 1981, Biomass commenced the construction of a non-commercial scale pilot plant and research center ("Research Center") in Ogden, Utah. The Research Center operated from 1982 through October 1987 when the center was closed. The test results received from the Research Center during its five year research and development period led management to believe that the Biomass technology is commercially viable, based partially, upon Professor Glassett's second opinion, rendered in April 1984, as to the technical feasibility of the Biomass Technology, where he concluded that Biomass' non-commercial scale pilot plant had successfully demonstrated the technical feasibility of the Biomass Technology by repeatedly producing high yields of base sugars from sawdust feedstock material, recommending that a preliminary design and cost estimate for a commercial Biomass Refinery be prepared to determine the economic viability of the Biomass Technology.





     In March 1990, based upon its research and development activities, Biomass began constructing a 1/10th scale commercial demonstration module ("Demo Module") from the design of the full-sized 500 ton per day input capacity of MSW material Weber County Biomass Refinery to prove the commercial viability of the Biomass Technology. Design of the commercial Demo Module is the accumulation of eight years of experience gained by Biomass scientists who developed the Biomass Technology at its former Research Center facility, and is designed to process approximately 56-tons of "as-received" MSW during an eight hour period. The Demo Module was constructed at the Weber County, Utah Landfill site in an existing County owned building. On June 24, 1992, the construction of the Demo Module was shut-down due to lack of funds to continue operations.

     The Company's Biomass Technology Licenses

     The Company's management continues to believe its investment in the Biomass Technology will ultimately result in future revenues and earnings for the Company through its common stock ownership in Biomass and its 30-year exclusive license to the Biomass Technology in the States of Indiana, Ohio, Pennsylvania and Louisiana. The time starts to run on the license beginning on the date Biomass receives commercial certification of the Biomass Technology from a major international engineer/construction firm acceptable to the Biomass Board of Directors, and provided that the Company construct and operate Biomass Refineries with a combined annual ethanol production of 20,000,000 gallons. The exclusive license means the unrestricted, totally free (including royalty free) use of the Biomass Technology within the States of Indiana, Ohio, Pennsylvania and Louisiana, to build, use, sell, sublicense or otherwise develop for its own commercial advantage and gain the right to distribute and/or sell the products or by-products generated from the use of the Biomass Technology anywhere that it may deem desirable.

     The investment by the Company in Biomass to date has been approximately $4,100,000 for which the Company received 8,100,000 shares of Biomass stock in a reorganization of Biomass on March 2, 1987. The Company has since sold 2,847,444 shares to finance on-going operations of the Company and presently owns 5,252,556 shares representing approximately 15% of Biomass. (See Management's Discussion and Analysis of Financial Condition and Results of Operations)








     Potential Dispute Involving Alan M. Neves

     The Company is party to four Exclusive License Agreements with Biomass, pursuant to which the Company has the right in the States of Indiana, Ohio, Pennsylvania, and Louisiana to utilize the Biomass Technology relating to the conversion of cellulosic materials ("Celmat") into sugars and the conversion of such sugars into ethanol and other alcohols and products (the "Licensed Technology"). The Company intends to utilize the Licensed Technology in connection with certain planned ethanol production facilities (the "Midwest Plant"), and a shut-down MSW processing plant (the "River Plant"). The Louisiana license is dated March 2, 1987, and the Indiana, Ohio, and Pennsylvania licenses are dated December 30, 1996,

     In March 1997, Neves, who is the President and largest beneficial shareholder of Biomass, informed the board of directors of Biomass and the Company that he has developed a new technology over the last several years, which he claims is separate and apart from the Licensed Technology and which he claims is necessary in order to make the Licensed Technology commercially feasible. Neves has proposed the formation of a partnership between Biomass and a company which he has formed for the joint marketing of the Licensed Technology and his alleged new technology.

     The assertions made by Neves could potentially affect the Company since Neves is claiming that Biomass is not the owner of all the technology which the Company believes to be covered by the Exclusive License Agreements. Nevertheless, it is the position of the Company's management that none of the alleged new technology claimed by Neves will be required in connection with the Midwest Plant and River Plant facilities, since those plant facilities have been designed around prior technology, which is the property of Biomass, and other technology which is in the public domain and/or the property of the Company (the "STDE Technology"). Moreover, it is the position of the Company that the new technology which has allegedly been developed by Neves, if any, is really the property of Biomass, not Neves.

     Therefore, based on the fact that none of the alleged new technology claimed by Neves will be required in the MSW/Ethanol Project, it is the opinion of management that none of the Neves claims are material to the Company's present and future plans.








     The Company's MSW/Ethanol Project

     The Company is currently pursuing a project loan (the "Loan") with unrelated parties and a lender (the "Lender") to raise up to $250,000,000 to commercialize the Biomass and STDE Technologies. This effort began when the Company learned that at least five ethanol plant located in the midwest U.S. had shut-down, and/or were available on good terms, due to high grain prices and low ethanol prices. The Company is presently in contact with two of the plant owners to negotiate a possible sale to the Company of the Midwest Plant for approximately $80,000,000. The Company is also in negotiations to purchase the River Plant, located at Philadelphia, Pennsylvania, for approximately $5,000,000.

     The $250,000,000 Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the Midwest Plant and River Plant facilities as a single economic unit in two locations (the "MSW/Ethanol Project"). It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated recycle/ethanol plants. The principal reason for such conclusion is that no immediate new building erection would be required at either plant site.

     The Company, providing it is successful in receiving the $250,000,000 Loan, for which there is no assurance, anticipates refitting the River Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganic's would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the Midwest Plant for processing into Celmat-glucose and other sugar products. The glucose then would be fermented into ethanol fuel. The MSW would be supplied to the River Plant by present haulers of MSW located in the northeast U.S.

     The Company, providing it is successful in receiving the $250,000,000 Loan, would also refit the Midwest Plant to operate only as a glucose and other sugar product extraction and ethanol production plant, that would process the baled Celmat from the River Plant through twelve module processing units to be installed in an existing 40,000 square foot building located on the Midwest Plant site. The glucose recovered from the Celmat would then be used as normal glucose feedstock material for the existing Midwest Plant, a fuel-grade ethanol plant.





     The Company is pursuing the $250,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the MSW/Ethanol Project Loan had not been finalized or completed as of August 12, 1997.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 1997.

          None.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)








                              By:
                                  Dean W. Rowell, President and
                                  Chief Financial Officer

Date: August 12, 1997.