Form 10KSB
period 1997-03-31
STANDARD ENERGY CORP
filed 1997-10-08
CIK 205921

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) of
                     the Securities Exchange Act of 1934


For the fiscal year ended March 31, 1997      Commission file number 0-9336

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

(a) Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on which registered
          None                               None

(b) Securities registered pursuant to Section 12(g) of the Act:

     Title of each class       Name of each exchange on which registered
         Common Stock                  Nasdaq OTC Bulletin Board
  par value $0.01 per share                  OTCBB: STDE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,269,101, based on the market price of $0.17 per share and based upon 30,994,714 shares held by non-affiliates at March 31, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has two classes of stock authorized. They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock. As of June 26, 1997, there were 104,082,974 shares of the $0.01 per share par value common stock outstanding. As of June 26, 1997, there were no preferred shares issued.

(c) Narrative Description of Business.

     Oil and Gas Lease Sales

     Standard Energy Corporation's ("the Company") principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, primarily with the intent of reselling such leaseholds to third parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the BLM's revised Simultaneous leasing program
(SIMO). The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the State of Utah.

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell, is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Mr.Rowell's 35-year experience in the oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

     The Company had limited participation in the BLM's leasing program from 1986 through the year ended March 31, 1997, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the revised BLM leasing program.The Company believes that the deposit feature of the revised leasing program has made Company participation in the leasing program very difficult as the deposit feature penalizes many of the less capitalized participants in the leasing program and provides a substantial advantage to leasing program participants which have greater financial resources than the Company. (See Management's Discussion and Analysis of Financial Condition and Results of Operations)

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1997 was approximately as follows:

               Location        Gross Acres      Net Acres

               Utah                7,918           7,918
               Wyoming             6,738           4,799
               Montana             4,442           2,961

               Total              19,098          15,678

     A gross acre is an acre in which the Company owns a working interest. Net acres are calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory remained at about 80,000 net acres during fiscal year 1996, ended March 31, 1997, and into fiscal 1998. During the year ended March 31, 1997, the Company's ability to acquire leaseholds has continued to be adversely affected. (See Management's Discussion and Analysis of Financial Condition and Results of Operations)

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments with respect thereto.Based upon such evaluation, the Company abandons (writes off) those leaseholds for which it does not wish to continue making rental payments.The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to decline over the course of such period, primarily due to the downturn in the domestic oil industry.No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of such leases.

     At the year ended March 31, 1997, the Company maintained it's leasehold inventory at approximately 80,000 net acres through its participation with third-party participants. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest".

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means.During the Company's two fiscal years ended March 31, 1997 and 1996, revenues from the sale of oil and gas leasehold interests, and the percentage of the Company's consolidated revenues during such period represented by such revenues were zero for both years, reflecting the depth of the downturn in the domestic oil industry. (See Consolidated Financial Statements)

     The Company's oil and gas leasehold inventory remained at approximately 80,000 net acres at the year ended March 31, 1997, including leaseholds acquired under the third-party agreements.Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds.

     The Company retains a royalty interest, ranging from 1% to 6%, in substantially all of the leaseholds which it has resold.Since 1981, the Company has not received any substantial earnings from retained royalty interests in resold leaseholds.The majority of the leases acquired by the Company are leaseholds granted by the BLM subject to a 12-1/2% gross royalty interest in favor of the federal government.

     The majority of the Company's inventory of undeveloped leases are subject to the jurisdiction of the BLM, with the balance being leased from agencies of various Rocky Mountain states.As a result of the advance lease deposits required under the revised leasing program and the Company's current working capital difficulties, it may be expected that the percentage of leases acquired in the future from such states may increase. BLM leaseholds granted under the old program are leased by the federal government at an annual rental of $1.00 per acre on all leases acquired prior to January 1, 1988, $1.50 per acre on all leases acquired after such date, and $2.00 per acre for leases acquired and held for more than five years under the revised leasing program format.

     The majority of the Company's BLM leasehold inventory of net acreage at March 31, 1997 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon.Aggregate rentals paid by the Company during the years ended March 31, 1997 and 1996 for all oil and gas properties leased by it were approximately $16,000 and $6,000, respectively.The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

     The Revised BLM Oil and Gas Leasing Program

     The federal government's leasing program is administered pursuant to the Minerals Leasing Act of 1920, as amended.Under such Act, properties are made available to the public by means of a competitive bidding system. Properties receiving no bid are assigned to the revised SIMO program.In the revised SIMO program, applicants filing for a given leasehold by a set date are deemed to have filed "simultaneously" with other applicants and thus are eligible to participate in the drawing.Under the revised format of the SIMO program, applicants are required to deposit the first year rental payments for each property applied for at the time of filing an application.Funds advanced to the BLM as deposits do not bear interest.

     During fiscal 1997, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent SIMO program drawing period.However, there can be no assurances as to how long the BLM will take to refund such deposits in the future.

     The BLM has on several previous occasions since 1920 suspended and/or modified the BLM leasing program.No assurances can be given that the revised leasing program will not be subsequently eliminated, modified or suspended, or that the Company will be able to actively participate in or derive profits from the revised leasing program.

     Geological Information Services

     The Company, through its wholly-owned subsidiary, PIC, provides a variety of geologic lease evaluation services.PIC makes available to subscribers monthly reports containing information which evaluate leases offered in the BLM's revised leasing program.Such information includes comprehensive geologic data, recommendations and reports with respect to leaseholds offered in the revised leasing program, including PIC's evaluation of the production prospects of such leaseholds and, frequently, an estimated resale value for such leaseholds, the names of selected participants, results of auction sales and drawings, and other information.In addition to such monthly reports, PIC also sells information with respect to individual oil and gas properties throughout the Rocky Mountain area.

     The geologic and other information which PIC makes available through its reporting services is obtained from different sources, including PIC's internal files which contain well and land oil and gas exploration data on a historical basis in the nine-state area comprising the Rocky Mountain region.Such data is interpreted and summarized by PIC's part-time in-house geologists and landmen.

     PIC, through a wholly-owned subsidiary, also provides oil and gas mapping services with respect to properties located throughout the Rocky Mountain region.PIC prepares base survey and geologic maps on various scales, reflecting significant oil and gas well drilling activity in a particular area.

     During the Company's two fiscal years ended March 31, 1997 and 1996, revenues contributed to the Company's consolidated revenues by PIC were approximately $14,000 and $15,000, respectively.The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, was the result of the 1986 worldwide crude oil price collapse.As the result of such price collapse, PIC terminated the services of several employees, including four geologists. (See Management's Discussion and Analysis of Financial Condition and Results of Operations)

     Oil and Gas Exploration and Production

     The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

     Competition

     The Company experiences substantial competition in its business of buying and selling oil and gas leaseholds.The Company's competitors include oil companies, as well as numerous independent operators, many of whom have substantially greater resources than the Company and its affiliates.The revised BLM leasing program, and in particular, the feature which requires advance deposit of annual lease rentals at the time of applying for such leases, has the effect of favoring companies with financial resources greater than the Company's and its affiliates'.

     With respect to its geologic information services, the Company experiences competition from individual operators who advise as to the geologic potential of properties listed for lease under the revised BLM leasing program and other oil and gas properties, as well as from publishers of newsletters providing certain information similar to that which the Company makes available to its subscribers.The Company believes itself to be a factor in the geologic information services industry in the Rocky Mountain States, premised upon the quality and volume of its land records, the number of subscribers to its publications and the extremely limited number of competitors, comprised mostly of individuals, offering similar, but what Management believes to be less complete services to the general public.

     The Company's competitors in oil and gas exploration, development and production include major oil companies, numerous independent oil and gas companies, individual proprietors and drilling programs.Many of such competitors possess greater financial resources than those available to the Company.

     Employees

     As of June 26, 1997, the Company had three employees, including two executive officers and one part time employee.In addition, the Company's practice in connection with the revised leasing program is to contract with geologists and landmen to assist the Company in the preparation of its geologic information reports as needed.None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

(d)  Biomass.

     As of June 26, 1997, the Company owned 5,252,556 shares of Biomass International, Inc.("Biomass"), representing approximately 15% of the presently issued and outstanding shares of Biomass, a publicly-held Utah corporation.The market value of said shares were $0.02 bid and $0.08 asked at March 31, 1997. At such date, the Company had invested approximately $4.1 million in Biomass' proprietary Biomass Technology, all of which was expensed for accounting purposes as opposed to capitalizing it.Because of such accounting practice the Company's entire 5,252,556 common share ownership of Biomass is shown on the Company's financial statements at a zero basis, which has resulted in a much lower statement of assets, together with a much lower statement of net worth than would ordinarily be expected. (See Certain Business Relationships)

     The Biomass Technology

     The Biomass Technology is a proprietary chemical process which has been designed to convert the cellulosic (plant) portion of forest, agricultural and municipal sold waste ("MSW") materials, principally, into glucose and certain other base sugars, which have a wide range of commercial applications, and lignin, a coal-like aromatic substance which is a usable fuel.The Biomass Technology has been designed to be a continuous, acid hydrolysis process based on a proprietary combination of time, heat and catalytic agents. (See Certain Business Relationships)

(e) Financial Information about Foreign and Domestic Operations and Export
Sales.

     Inapplicable.

Item 2.PROPERTIES

     The Company's executive offices are located in a 4,000 square foot building. The premises are leased from a non-affiliated party, at an annual rental of approximately $16,000, on a month-to-month basis.Such space is shared with Trachyte Oil Company and Biomass, both affiliates of the Company.Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1997 was approximately as follows:

               Location        Gross Acres      Net Acres

               Utah                7,918           7,918
               Wyoming             6,738           4,799
               Montana             4,442           2,961

               Total              19,098          15,678


     A gross acre is an acre in which the Company owns a working interest. Net acres are calculated by gross acres multiplied by the percentage of working interest owned.

Item 3. LEGAL PROCEEDINGS
     The Company has been found liable pursuant to a motion of summary judgement in the case of Echard vs.Standard Energy Corporation.The amount of damages have not been determined and awaits a further hearing by the court.Such proceedings date back to 1989 and no action to set damages or collect the same has been taken since that date by plaintiff.In the event damages are awarded by the court it is believed that such damage amount would be material to the financial condition of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On January 17, 1996, the Company submitted proxy material to security holders of the Company through the solicitation of proxies. The Company's last shareholders meeting was held on February 5, 1996, at Little America Hotel in Salt Lake City, Utah, re-electing the former board of directors consisting of Dean W.Rowell, Pamela K.Nelson and Michael M.Cannon, confirmed Peterson, Siler and Stevenson as the Company's auditors for the 1996 fiscal year and increased the capital stock from 100,000,000 shares to 200,000,000 shares, all pursuant to proxy material mailed to shareholders on January 17, 1996.

     The Company is now authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 104,082,974 shares were issued as of June 26, 1997.The Company foresees a need for additional equity financing, through either private or public means, in order to continue in existence.

     On June 5, 1996, Peterson, Siler and Stevenson was terminated as Company auditors. The termination was due to a lower bid price for the Company's audit business for the annual period ended March 31, 1997, and did not involve a dispute with the Company over accounting policies or practices. Simultaneous with the termination of Peterson, Siler and Stevenson, the Company retained the audit services of Jones, Jensen & Company of Salt Lake City, Utah whom have completed a certified audit of the Company's books and records for the fiscal periods ended March 31, 1997 and 1996.

     The Company intends to solicit proxies for a shareholders meeting to be held on approximately October 22, 1997 at 9:30 a.m. at the Company's corporate headquarters at 363 Bearcat Drive, Salt Lake City, Utah 84115. The Company anticipates that proxy material will be available to shareholders by September 20, 1997.










                                   PART II


Item 5.MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Price Range of Common Stock

     The Company's shares of Common Stock are traded on the OTC Bulletin Board ("OTCBB") electronic quotation service, operated by The Nasdaq Stock Market, Inc. The following table sets forth the high and low bid quotations of such Common Stock for the periods indicated, as reported by the OTCBB. The quotations set forth below represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.


                                           COMMON STOCK

                                      High           Low


          Fiscal Year 1996
     First Quarter  ..........     $   0.08       $    0.06
     Second Quarter ..........         0.10            0.06
     Third Quarter  ..........         0.10            0.06
     Fourth Quarter ..........         0.43            0.12

          Fiscal Year 1997
     First Quarter  ..........     $   0.19       $    0.06
     Second Quarter ..........         0.35            0.21
     Third Quarter  ..........         0.32            0.11
     Fourth Quarter ..........         0.18            0.13

          Fiscal Year 1998
     First Quarter  ..........     $   0.26       $    0.15
      (through June 26, 1997)



     Approximate Number of Equity Security Holders

                                           Approximate number of record
             Title of Class                holders as of June 26, 1997

     Common Stock, par value $0.01 per share              1,800

     Preferred Stock, par value $0.01 per share        None Issued




     Dividends

     The Company has neither declared nor paid any dividends on its Common Stock since the inception of the Company, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future.Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors may deem relevant.

Item 6. SELECTED FINANCIAL DATA

Operating Data:
(in thousands, except per share data)


                                              Years Ended March 31
                                              1997            1996
Revenue                                     $   35          $   36

Costs and expenses:
  Oil and Gas related expenses                  32              26
  Securities transactions                        0               0
General and administrative,
  including interest                           145             146

Total costs and expenses                       177             172

Other income (expense) before
  income taxes                                   1               2

Net income (loss)                           $ (141)         $ (134)

Earnings (loss) per share:
  Net income (loss)                         $ (.00)         $ (.00)

Weighted average shares of
  Common Stock outstanding                 102,712          97,582

Balance Sheet Data:
(in thousands)

                                              Years Ended March 31
                                              1997            1996

Current assets                              $    5          $   96

Total assets                                $  181          $  276
Current liabilities                             55              40
Stockholders' equity (deficiency)           $  126          $  236



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues

     The Company realized revenues of approximately $36,000 during the fiscal 1997 period, ended March 31, 1997, as compared with approximately $37,000 for the corresponding 1996 fiscal period. Cash requirements during the fiscal 1997 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the fiscal 1997 period, ended March 31, 1997, was $0.00 (zero), compared to $0.00 (zero) for the comparative 1996 fiscal period. Traditionally the Company's largest revenue source, oil and gas leasehold sales have positively affected the Company's operations during the past five years. The continued downturn in the domestic oil and gas industry since the 1993 worldwide collapse of crude oil prices is apparent from fiscal 1997 leasehold sales, and from interest in future lease offerings, the result of which is a decrease in oil and gas exploration activities in the U.S. Reduced exploration activities has caused the Company to write-off or write-down most of its prior leaseholds held for resale.

     The Company does not expect to realize significant cash flows from the sale of leaseholds during fiscal 1998, as the domestic oil industry continues to shrink from the 1993 worldwide collapse of crude oil prices in what appears to be a domestic oil industry in full flight to foreign exploration caused by negative U.S. Government policies toward oil and gas exploration in the U.S.

     The revised BLM leasing program requires advance deposits covering the first year rental for leases applied for, but the Company and its affiliates have only limited funds to participate in such revised leasing program. In order to participate the Company has agreements with unrelated third-parties, in which such third-parties provided capital to jointly participate in the revised leasing program. Recent increases in frontier area leasing and exploration has resulted in an increase in third-party leasehold acquisitions. The Company provides the raw data and services to identify potential leaseholds, but because the Company has no financial basis in such leaseholds, the Company's financial statements do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "sales of oil and gas leasehold interest".

     New leasehold acquisitions, together with existing leaseholds have resulted in a leveling of the Company's leasehold inventory to approximately 80,000 net acres into fiscal 1998, including third-party acquisitions.



     Revenues from the sale of the Company's geologic information services were approximately $14,000 for the fiscal 1997 period, ended March 31, 1997, compared with approximately $15,000 for the corresponding 1996 fiscal period. Revenues from the Company's geologic information services have not returned to their prior 1986 levels. Correspondingly, the number of subscribers to the Company's geologic lease evaluation service is approximately 10% of pre-1986 levels.

     Revenues from oil exploration and production activities were approximately $22,000 for the fiscal 1997 period, ended March 31, 1997, compared to approximately $21,000 for the corresponding 1996 fiscal period. Oil production revenue reflects the acquisitions of an oil and gas royalty interest in fiscal 1992. The royalty acquisition has brought more certainty to income projections from the Company's oil producing properties.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $16,000 for the fiscal 1997 period, ended March 31, 1997, compared to approximately 7,000 for the comparable fiscal 1996 period. Expenses associated with the Company's geologic information services were approximately $12,000 for the fiscal 1997 period, compared to approximately $16,000 for the comparable fiscal 1996 period.There were no oil production and exploration costs during the fiscal 1997 and 1996 periods.General and administrative expenses for the fiscal 1997 period, ended March 31, 1997, were approximately $145,000, compared to approximately $146,000 for the comparable 1996 fiscal period.

     The first crude oil price collapse in early 1986, tax law changes effective in 1987, and the second crude oil price collapse in 1993, has resulted in a sharp decline in domestic oil and gas exploration activities.Although natural gas prices are still depressed, crude oil prices are up, due to a sharp increase in domestic crude oil imports. The Company's oil and gas leasehold inventory remained at approximately 80,000 net acres for the fiscal period, ended March 31, 1997.Although its leasing activity was reduced substantially during the past eight years due to a sharp decline in domestic exploration activity, the Company believes it can continue its present lines of business, including the purchase and resale of oil and gas leaseholds.













     Net Operating Loss for Federal Income Tax Purposes

     The Company adopted Statement of Financial Accounting Standards
No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended March 31, 1994. FASB 109 requires the Company to provided a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 1997 and 1995, the total of the deferred tax assets were $1,837,459 and $1,800,064 the total of all deferred tax liabilities were $0 and $(1,789). The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,837,459 and $1,800,064 as of March 31, 1997 and 1995, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended March 31, 1997 was $37,395. The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended March 31, 1994. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1997, unused tax operating loss carryforwards of approximately $4,380,000, which may be applied against future taxable income and expire in various years beginning in 1996 through 2009. (See Consolidated Financial Statements)

     Liquidity and Capital Resources

     The Company's primary oil and gas business, brokerage of leasehold interests, has decreased during the fiscal period ended March 31, 1997 due to decreased activity in the domestic oil and gas exploration industry. Leasehold inventory held for resale have remained level at approximately 80,000 acres during the fiscal period ended March 31, 1997.Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986 and 1993 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company.Due to this reduced activity in its oil and gas business, along with the Company's investment in the Biomass Technology, without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4.1 million from fiscal 1981 through March 31, 1997.Because of these circumstances the Company is currently experiencing cash flow difficulties.In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See Consolidated Financial Statement)






     Management is seeking additional financing from equity or debt financing(s), or from sales related to its oil and gas business, or from the sale of its holdings in Biomass common stock.However, management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale and from its Biomass investment.The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

     In the fiscal 1997 period ending March 31, 1997, the Company had no additional research and development expense in Biomass and Biomass' technology for converting cellulosic waste material into base sugars, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1997, including leaseholds acquired under its unrelated third-party agreements,
(2) 5,252,556 shares of Biomass common stock (carried at no value on the financial statements), representing approximately 15% of Biomass' common shares outstanding at March 31, 1997, which were bid $0.02 and asked $0.08 as of March 31, 1997, and (3) exclusive license rights to the Biomass Technology in the States of Ohio, Louisiana, Pennsylvania and
Indiana.Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past two years.The Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed, and such sales may be made periodically by the Company to raise working capital.

     The Company held its last annual shareholders meeting on February 5, 1996 at the Little America Hotel in Salt Lake City, Utah, re-electing the present board of directors consisting of Dean W.Rowell, Pamela K.Nelson and Michael M.Cannon, confirmed Peterson, Siler and Stevenson as the Company's auditors for the 1995 fiscal period and Jones, Jensen & Company for the 1996 fiscal period. The shareholders also authorized an increase in the capital stock of the Company from 100,000,000 shares to 200,000,000 shares of common stock, all pursuant to proxy material mailed to shareholders on January 17, 1996.The Company is now authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 104,082,974 shares are issued as of June 26, 1997. The Company foresees a need for additional equity financing, through either private or public means, in order to continue in existence.






     The Company in the future may seek to raise additional funds through bank and/or other loans, debt or equity offerings. Any such equity offerings may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry, and with Biomass, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside its control. (See Certain Business Relationships)

     General

     As the worldwide price of crude oil is set by changing political realities, so is the search for crude oil and natural gas in the United States, now set by the reality of political environmentalism. In 1992, in the name of environmental protection, the best oil prospects to drill in the U.S., mostly in the Rocky Mountain frontier areas and the off-shore waters of the U.S., were declared off limits to the oil industry by the U.S. Congress. This large area set-aside was instituted despite the fact that by the year 2010 the U.S. may be importing fully 75% of its crude oil requirements.

     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass and Trachyte Oil Company ("Trachyte"). Dean W. Rowell, the President and Chief Executive Officer and a director of the Company. He is also the vice President and the treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology. The Company holds an exclusive license from Biomass in the States of Ohio, Louisiana, Pennsylvania and Indiana to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass. Mr. Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company as of June 26, 1997.

     Mr. Rowell owes a duty of due care and fair dealing to all three companies, and the resolution of duties and conflicts in favor of one company over the other may impair his duties to each company. It is likely that any conflict of interest between the Company, Biomass and Trachyte requiring a determination may have to be settled in favor of the Company to the detriment of both Biomass and Trachyte, as well as to the detriment of the current and future shareholders of Trachyte and Biomass.




     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at fiscal year end. It has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses. At March 31, 1996, Biomass had approximately $2,000,000 of liabilities and a deficiency in assets of approximately $1,900,000 and cash on hand of approximately $500. The March 31, 1997 financial report was not available from Biomass as of June 26, 1997.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is submitted as a separate section of this report.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 5, 1996, Peterson, Siler and Stevenson was terminated as Company auditors. The termination was due to a lower bid price for the Company's audit business for the annual period ended March 31, 1997, and did not involve a dispute with the Company over accounting policies or practices. Simultaneous with the termination of Peterson, Siler and Stevenson, the Company retained the audit services of Jones, Jensen & Company of Salt Lake City, Utah whom have completed a certified audit of the Company's books and records for the fiscal periods ended March 31, 1997 and 1996.

     The Company intends to solicit proxies for a shareholders meeting to be held on approximately October 22, 1997 at 9:30 a.m. at the Company's corporate headquarters at 363 Bearcat Drive, Salt Lake City, Utah 84115. The Company anticipates that proxy material will be available to shareholders by September 20, 1997.
                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Directors and Executive Officers of the Company

     The following table sets forth certain information regarding the Directors and executive officers of the Company as of June 26, 1997:

     Name                     Age       Position

     Dean W. Rowell            59       Chairman of the Board of Directors;
                                          President and Chief Executive
                                          and Chief Financial Officer

     Pamela K. Nelson          39       Vice President, Corporate
                                          Secretary, Treasurer and Director

     Michael M. Cannon         49       Director
     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996.
Mr. Rowell has been involved in the oil and gas exploration and production industries for over 35 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also vice president, chief financial officer and a director of Biomass, a publicly-traded OTC company. He is also a director and President of the Company's wholly-owned subsidiaries, PIC and Standard EnviroSystems, Inc. Mr. Rowell devotes approximately 80% of his time to the affairs of the Company.

     Pamela K. Nelson was last elected in 1991 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 21 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of Standard EnviroSystems, Inc., also a wholly-owned subsidiary of the Company. Ms. Nelson devotes approximately 80% of her time to the affairs of the Company.

     Michael M. Cannon joined the Company in March 1982 and in September 1982 became a Vice President and Director, with responsibility for marketing and corporate communications. From January 1979 to March 1982, Mr. Cannon was President of an advertising and public relations agency, Cannon Communications, a substantial number of whose clients were members of the United States House of Representatives and the Senate. From November 1976 to January 1979, Mr. Cannon served as the press secretary for Gunn McKay, a United States Representative from the State of Utah. In 1985 Mr. Cannon served as a state director of the Independent Petroleum Association of Mountain States and was a cum laude graduate of the University of Utah. Mr. Cannon is presently self-employed as a consultant in the Communications industry. Mr. Cannon resigned as an Officer of the Company, effective July 1, 1985, but remains as an outside Director being last elected in 1996, Mr. Cannon has been associated with the Company for over 10-years, and is a director of the Company's two wholly-owned subsidiaries, PIC and Standard EnviroSystems, Inc.

     Each Director shall hold office until the next annual meeting of shareholders or until his successor shall have been duly elected and qualified. Officers are elected annually by, and serve at the pleasure of, the Board of Directors.








Item 11. EXECUTIVE COMPENSATION

(a) Cash Compensation

     The following table sets forth the compensation paid to (1) each of the executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $60,000 and (2) all executive officers as a group during the fiscal year ended March 31, 1997:

Name and         Capacities     Cash         Non-Cash
Compensation     Served      Compensation  Compensation Total

Dean W.Rowell  Chairman of the   $ -0-      $ -0-      $ -0-
               Board of Directors,
          President and
            Chief Executive and
            Chief Financial Officer

Pamela K.Nelson Vice President   15,600       -0-      15,600
       Corporate Secretary

All executive officers as a
group (2 persons)               $  15,600    $ -0-    $ 15,600

     The Company's management, Dean W. Rowell and Pamela K. Nelson, have elected from time to time to sell stock in the Company pursuant to Rule 144 to compensate them for the lack of cash received from the Company in lieu of cash salaries.

(b) Compensation Pursuant to Plans.

     None of the executive officers of the Company are parties to an employment agreement with the Company. Mr. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors. In addition, the Company will continue to provide Mr. Rowell with a $1,000 limit credit card and an automobile. Mr. Rowell continues to provide the Company with his services without an employment agreement.

     The Company has no other "plans" (as such term is used in Item 402 of Regulation S-K) with respect to further executive compensation.

(c) Other Compensation

     Inapplicable.

(d) Compensation of Directors

     Directors of the Company receive no compensation for services as such.


(e) Termination of Employment and Change of Control Arrangements.

     Inapplicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 26, 1997, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                               Number        Percentage
                                              of Shares       of Shares
     Name and Address                           Owned        Outstanding

     Dean W. Rowell(1)                       57,392,912          55.0%

     Kathleen Hogan(2)                        9,322,500           9.0%

     Pamela K. Nelson                         3,161,100           3.0%

     Michael M. Cannon                          113,000            .0%

     All Officers and Directors and          69,989,512          67.0%
     controlling shareholders as a group
_____________
(1) Dean W. Rowell, the Company's President, is the beneficial owner of all the shares held by Trachyte Oil Company.

(2) Kathleen Hogan is the former wife of Dean W. Rowell. Ms. Hogan was granted a total of 15,000,000 shares in a Utah State Divorce Court ruling effective May 8, 1995, and includes shares owned by Ms. Hogan prior to the date of the divorce decree. Since then Ms. Hogan has sold 7,190,000 shares in three private placement transactions none of which required registration under the Act.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

     During the fiscal period ended March 31, 1996, the Company continued to experience severe cash flow difficulties, and on February 6, 1996, the Board of Directors of the Company, faced with the immediate liquidation of the Company, due principally, to a continued cash flow short-fall in the Company's daily operations, promptly negotiated a solution to such cash flow difficulties with Trachyte, the Company's largest shareholder, whereupon the Company issued 2,350,000 shares of the Company's common stock at $0.03 per share to Trachyte in exchange for $70,000 in debt settlement of cash loaned to the Company through June 30, 1995. Also effective June 30, 1995, the Company issued 833,333 shares of the Company's common stock at $0.03 per share to Trachyte in exchange for $25,000 in debt settlement of cash loaned to the Company through June 30, 1995. Trachyte received the stock based on a 50% discount from the closing market bid price on June 30, 1995 of $0.06 per share, as reported on the OTC Bulletin Board electronic quotation service, operated by The Nasdaq Stock Market, Inc. ("OTCBB").


     During fiscal 1996, ended March 31, 1996, Mr. Rowell was able to secure sales of common stock to unrelated third parties that largely offset the Company's cash flow difficulties, due largely to an increase in the value of the Company's publicly traded shares. This resulted in the sale of 1,500,000 shares of the Company's common stock in exchange for $75,000 cash to two unrelated third parties on August 18 and September 7, 1995. The stock was sold at $0.05 per share which was the closing market bid price of $0.05 per share on the day of each sale, as reported on the OTCBB. During the fiscal year ended March 31, 1997, and as of June 26, 1997, Mr. Rowell was unable to sell any of the Company's common stock in exchange for cash, due the higher value of the Company's publicly traded shares, as reported on the OTCBB.

     On February 10, 1997, due to the Company's continued cash flow difficulties, the Company issued 890,000 newly issued shares of the Company's common stock investment shares at $0.02 per share to Trachyte in exchange for $17,800 in debt settlement of cash loaned to the Company through December 31, 1996. On March 31, 1997, due to the Company's continued cash flow difficulties, the Company issued 700,000 newly issued shares of the Company's common stock investment shares at $0.02 per share to Trachyte in exchange for $14,000 in debt settlement of cash loaned to the Company through March 31, 1997.

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





     Geologic and other information which PIC has or develops is available to Mr. Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Mr. Rowell, without cost, in connection with Mr. Rowell's participation in the BLM leasing program.

     The several transactions with Trachyte have provided the financial means for the Company to pursue further commercialization efforts for the Biomass Technology in the Company's exclusive royalty free licensed territory of the states of Indiana, Ohio, Pennsylvania and Louisiana. Management of the Company continues to believe that a viable business opportunity exists in the states of Indiana, Ohio, Pennsylvania and Louisiana where the Biomass Technology could be utilized in conjunction with existing ethanol plants to process cellulose-glucose into ethanol upon a retrofit of such existing ethanol plants. Final plans and financial arrangements had not been completed for such project as of June 26, 1997.

(b) Certain Business Relationships.

     Relationships with Biomass and Biomass Affiliates

     Since 1980, the Company has invested approximately $4.1 million in the Biomass Technology through several reorganizations of Biomass. Effective April 14, 1987, Biomass was reorganized as a publicly-held Utah corporation, and simultaneously, Mr. Alan M. Neves was re-elected president and Mr. Rowell was elected vice president and secretary-treasures, and Biomass was reorganized into its present form. The Biomass Technology acquired in the reorganization is considered Biomass' principal asset.

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

     The Biomass Technology separates the lignin and the cellulose contained in plant material while converting the cellulose in such material into base sugars. Such base sugars have a wide range of commercial applications, including fermentation into ethanol, the principal commercial product from a Biomass Plant, which is used to raise octane ratings in unleaded gasoline, and reportedly, can lower pollutants from automobiles. Ethanol is also widely used in the pharmaceutical and cosmetic industries.

     The lignin, a coal-like substance (hydrocarbons), is the other major product of the Biomass Technology and may be burned as boiler fuel to generate steam and electricity sufficient to power an entire integrated processing facility ("Biomass Refinery") utilizing ordinary grain, straw, hulls, sawdust, or MSW, as the feedstock material. Lignin may also be utilized commercially for the production of specialty chemicals for the petro-chemical industry.

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

     In the second quarter of 1981, Biomass commenced the construction of a non-commercial scale pilot plant and research center ("Research Center") in Ogden, Utah. The center operated from 1982 through October 1987 when the center was closed. The test results received from the Research Center during its five year research and development period led management to believe that the Biomass technology is commercially viable, based partially, upon Professor Glassett's second opinion, rendered in April 1984, as to the technical feasibility of the Biomass Technology, where he concluded that Biomass' non-commercial scale pilot plant had successfully demonstrated the technical feasibility of the Biomass Technology by repeatedly producing high yields of base sugars from sawdust feedstock material, recommending that a preliminary design and cost estimate for a commercial Biomass Refinery be prepared to determine the economic viability of the Biomass Technology.

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

     The investment by the Company in Biomass to date has been approximately $4.1 million for which the Company received 8,100,000 shares of Biomass stock in a reorganization of Biomass on March 2, 1987. The Company has since sold 2,847,444 shares to finance on-going operations of the Company and presently owns 5,252,556 shares representing approximately 15% of Biomass. (See Management's Discussion and Analysis of Financial Condition and Results of Operations)

     Potential Dispute Involving Alan M. Neves

     The Company is party to four Exclusive License Agreements with Biomass, pursuant to which the Company has the right in the States of Indiana, Ohio, Pennsylvania and Louisiana to utilize the Biomass Technology relating to the conversion of cellulosic materials ("Celmat") into sugars and the conversion of such sugars into ethanol and other alcohols and products (the "Licensed Technology"). The Company intends to utilize the Licensed Technology in connection with certain planned ethanol production facilities (the "Midwest Plant"), and a shut-down MSW processing plant (the "River Plant"). The Louisiana license is dated March 2, 1987, and the Indiana, Ohio, and Pennsylvania licenses are dated December 30, 1996,

     In March 1997, Neves, who is the President and largest beneficial shareholder of Biomass, informed the board of directors of Biomass and the Company that he has developed a new technology over the last several years, which he claims is separate and apart from the Licensed Technology and which he claims is necessary in order to make the Licensed Technology commercially feasible. Neves has proposed the formation of a partnership between Biomass and a company which he has formed for the joint marketing of the Licensed Technology and his alleged new technology.

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

     Moreover, it is the position of the Company's management that the new technology which has allegedly been developed by Neves, if any, is the property of Biomass. In any event it is management's opinion that any of Neves claims are not material to the Company's present and future plans.

     The Company's MSW/Ethanol Project

     The Company is currently pursuing a project loan (the "Loan") with unrelated parties and a lender (the "Lender") to raise up to $250,000,000 to commercialize the Biomass and STDE Technologies. This effort began when the Company learned that at least five ethanol plant located in the midwest U.S. had shut-down, and/or were available on good terms, due to high grain prices and low ethanol prices. The Company is presently in contact with two of the plant owners to negotiate a possible sale to the Company of the Midwest Plant for approximately $80,000,000. The Company is also in negotiations to purchase the River Plant, located at Philadelphia, Pennsylvania, for approximately $3,000,000. The planned purchase of these two plants have created the Company's "MSW/Ethanol Project".

     The $250,000,000 Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the Midwest Plant and River Plant facilities as a single economic unit in two locations. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated recycle/ethanol plants. The principal reason for such conclusion is that no immediate new building erection would be required at either plant site.






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

     The Company is pursuing the $250,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the MSW Project Loan had not been finalized or completed as of June 26, 1997.

(c) Indebtedness of Management.

     Reference is made to Section (a) of this Item, "Transactions with Management and Others."

(d) Transactions with Promoters.

     Inapplicable.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) List of Financial Statements.

     The information required by this portion of Item 14 is submitted as a separate section of this Report.








(a)(2) List of Financial Statement Schedules.

     The information required by this portion of Item 14 is submitted as a separate section of this Report.

(a)(3) List of Exhibits.

     None

(a)(4) Documents filed with the Securities Exchange Commission which are incorporated by reference.

     (1) -Incorporated by reference to Registrant's Registration Statement on Form 10 dated August 5, 1980.

     (2) -Incorporated by reference to Registrant's Registration Statement on Form S-2 (File No. 2-92734) filed August 13, 1984.

     (3) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1981.

     (4) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1982.

     (5) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1983.

     (6) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1984.

     (7) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1985.

     (8) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1986.

     (9) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1987.

     (10) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1988.

     (11) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1989.

     (12) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1990.

     (13) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1991.



     (14) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1992.
     (15) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1993.

     (16) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1994.

     (17) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1995.

     (18) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1996.

     (19) -Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended March 31, 1997.

(b) Reports on Form 8-K.

     The Company filed a Report on Form 8-K for an event dated June 5, 1985, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1986.

     The Company filed a Report on Form 8-K for an event dated July 31, 1986, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1987.

     The Company filed a Report on Form 8-K for an event dated December 19, 1986, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1987.

     The Company filed a Report on Form 8-K for an event dated March 2, 1987, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1987.

     The Company filed a Report on Form 8-K for an event dated April 29, 1988, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1988.

     The Company filed a Report on Form 8-K for an event dated June 13, 1988, which is incorporated by reference with the Company's Annual Report filed on Form 10-K for fiscal year ended March 31, 1988.

     The Company did not have any events requiring the filing of a Form 8-K for the period ending March 31, 1989.

     The Company did not have any events requiring the filing of a Form 8-K for the period ending March 31, 1990.

     The Company did not have any events requiring the filing of a Form 8-K for the period ending March 31, 1991.

     The Company did not have any events requiring the filing of a Form 8-K for the period ending March 31, 1992.
     The Company filed a Report on Form 8-K for an event dated November 16, 1992 for the fiscal year ended March 31, 1993.

     The Company did not have any events requiring the filing for Form 8-K for the period ending March 31, 1994.

     The Company did not have any events requiring the filing for Form 8-K for the period ending March 31, 1995.

     The Company filed a Report on Form 8-K for an event dated June 19, 1996 for the fiscal year ended March 31, 1996.

     The Company did not have any events requiring the filing for Form 8-K for the period ending March 31, 1997.

(c) Exhibits.

     All of the exhibits listed under Item 14 (a)(3) above have been incorporated by reference, except where otherwise noted.

(d) Financial Statement Schedules.

     The information required by this portion of Item 14 is submitted as a separate section of this report.

























                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STANDARD ENERGY CORPORATION



                                        By:
                                             Dean W. Rowell
                                             President

June 28, 1997
Salt Lake City, Utah



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Capacity                  Date




       _______________________
       Dean W. Rowell              President and Director     June 28, 1997
                                   (Principal Executive,
                                   Financial and Accounting
                                        Officer)


       _______________________
       Pamela K. Nelson            Vice President             June 28, 1997
                                      Corporate Secretary,
                                   Treasurer and Director



       _______________________
       Michael M. Cannon           Director                   June 28, 1997







                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STANDARD ENERGY CORPORATION



                                             By:  /s/ Dean W. Rowell
                                                  Dean W. Rowell
                                                  President

June 28, 1997
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               Signature                Capacity                 Date






          /s/ Dean W. Rowell       President and Director     June 28, 1997
            Dean W. Rowell         (Principal Executive,
                                   Financial and Accounting
                                        Officer)





          /s/ Pamela K. Nelson       Vice President           June 28, 1997
            Pamela K. Nelson       Corporate Secretary,
                                   Treasurer and Director



          /s/ Michael M. Cannon          Director             June 28, 1997
            Michael M. Cannon












                         STANDARD ENERGY CORPORATION
                              AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 1997 and 1996











































C O N T E N T S


Independent Auditors' Report                               3

Consolidated Balance Sheet                                 4

Consolidated Statements of Operations                      6

Consolidated Statements of Stockholders' Equity            7

Consolidated Statements of Cash Flows                      9

Notes to the Consolidated Financial Statements            11






































INDEPENDENT AUDITORS' REPORT

Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries at March 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 1997 and the consolidated results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant losses, which have resulted in working capital and accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Jones, Jensen & Company
June 3, 1997







STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets


ASSETS
                                                      March 31,
                                                        1997


CURRENT ASSETS

  Cash                                                   $ 2,533
  Accounts receivable, net of no allowance                 2,296

     Total Current Assets                                  4,829

PROPERTY AND EQUIPMENT, net (Note 2)                      26,500

INVESTMENT IN OIL AND GAS PRODUCING
 PROPERTIES, net of depletion of $92,970 (Note 3)              -

OTHER ASSETS

  Oil and gas leases held for resale (Note 3)             95,464
  Pledged drilling bonds (Note 3)                         35,000
  Cash value of life insurance                            19,650

     Total Other Assets                                  150,114

     TOTAL ASSETS                                       $181,443






















STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,
                                                        1997
CURRENT LIABILITIES

  Accounts payable and accrued expenses                $41,051
  Revolving line of credit                              13,454

     Total Current Liabilities                          54,505

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share
    authorized 10,000,000 shares, no shares
    issued and outstanding-
  Common stock; par value $0.01 per share;
    200,000,000 shares authorized;                  104,082,974
    shares issued and outstanding                     1,040,829
  Additional paid-in capital                          7,161,253
  Accumulated deficit                                (8,075,144)

     Total Stockholders' Equity                         126,938

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $181,443
























STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations


                                             For the Years Ended
                                                  March 31,
                                             1997      1996

REVENUES

  Oil and gas information services           $13,558     $14,871
  Oil production                              21,862      21,377

     Total Revenues                           35,420      36,248

EXPENSES

  Oil and gas information services            11,441      15,959
  Oil and gas leasehold interests             16,358       6,465
  Depreciation, depletion and amortization     4,000       4,000
  General and administrative                 144,708     145,870

     Total Expenses                          176,507     172,294

OPERATING LOSS                              (141,087)   (136,046)

OTHER INCOME (EXPENSE)

  Interest income and other                    1,323       2,616
  Interest expense                            (1,616)       (846)

     Total Other Income (Expense)               (293)      1,770

LOSS BEFORE INCOME TAXES                    (141,380)   (134,276)

INCOME TAX EXPENSE                                -          -

NET LOSS                                   $(141,380)  $(134,276)

NET LOSS PER SHARE                            $(0.00)     $(0.00)











STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1997 and 1996

                                                             Additional
                                      Common Stock           Paid-in
                                    Shares        Amount       Capital

Balance, March 31, 1995          93,512,641     $935,125       $6,924,617
Stock issued for cash at
 $0.02 per share, July 1995       1,400,000       14,000           14,000

Stock issued for oil lease
 purchase at $0.02 per
 share, July 1995                 2,277,000       22,770           22,770

Stock issued for cash
 at $0.05 per share,
 August 1995                      1,000,000       10,000           40,000

Stock issued for cash
 at $0.05 per share,
 September 1995                     500,000        5,000           20,000

Stock issued for cash
 at $0.07 per share
 January 1996                       300,000        3,000           18,000

Stock issued for cash
 at $0.03 per share
 February 1996                    2,350,000       23,500           46,500

Stock issued for cash
 at $0.14 per share
 February 1996                       70,000          700            9,300

Stock issued for cash
 at $0.22 per share
 March 1996                          50,000          500           10,500

Stock issued for cash
 at $0.125 per share
 March 1996                         200,000        2,000           23,000

Stock issued for cash
 at $0.03 per share,
 March 1996                         833,333        8,334           16,666

Net loss for the year
 ended March 31, 1996                     -            -                -

Balance, March 31, 1996         102,492,974   $1,024,929         $7,145,353
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Continued)
For the Years Ended March 31, 1997 and 1996

                                                             Additional
                                      Common Stock           Paid-in
                                    Shares        Amount       Capital

Balance forward                  102,492,974  $1,024,929     $7,145,353

Stock issued for cash
 at $0.02 per share
 December 1996                       890,000       8,900          8,900

Stock issued for cash
 at $0.02 per share
 March 1997                          700,000       7,000          7,000

Net loss for the year
 ended March 31, 1997                      -           -             -


Balance, March 31, 1997          104,082,974  $1,040,829      $7,161,253





























STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1997 and 1996

                                 Accumulated
                                   Deficit         Total

Balance, March 31, 1995          (7,799,488)     $ 60,254
Stock issued for cash at
 $0.02 per share, July 1995               -        28,000

Stock issued for oil lease
 purchase at $0.02 per
 share, July 1995                         -        45,540

Stock issued for cash
 at $0.05 per share,
 August 1995                              -        50,000

Stock issued for cash
 at $0.05 per share,
 September 1995                           -        25,000

Stock issued for cash
 at $0.07 per share
 January 1996                             -        21,000

Stock issued for cash
 at $0.03 per share
 February 1996                            -        70,000

Stock issued for cash
 at $0.14 per share
 February 1996                            -        10,000

Stock issued for cash
 at $0.22 per share
 March 1996                               -        11,000

Stock issued for cash
 at $0.125 per share
 March 1996                               -        25,000

Stock issued for cash
 at $0.03 per share,
 March 1996                               -        25,000

Net loss for the year
 ended March 31, 1996               (134,276)    (134,276)

Balance, March 31, 1996          $(7,933,764)   $ 236,518

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Continued)
For the Years Ended March 31, 1997 and 1996

                                 Accumulated
                                   Deficit         Total

Balance forward                  $(7,933,764)    $ 236,518

Stock issued for cash
 at $0.02 per share
 December 1996                            -         17,800

Stock issued for cash
 at $0.02 per share
 March 1997                               -         14,000

Net loss for the year
 ended March 31, 1997              (141,380)      (141,380)


Balance, March 31, 1997          $(8,075,144)   $   16,938






























STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows


                                                  For the Years Ended
                                                       March 31,
                                                     1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                               $(141,380) $(134,276)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation, depletion and amortization          4,000      4,000
  Changes in assets and liabilities:
   (Increase) decrease accounts receivable
     and other assets                                84,596    (88,156)
    Increase (decrease) accounts payable and
     accrued expenses                                14,413     (9,908)

     Net Cash Provided (Used) by Operating
        Activities                                  (38,371)  (228,340)

CASH FLOWS FROM INVESTING ACTIVITIES                      -         -

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable to related parties           -     (32,000)
  Proceeds from issuance of common stock            31,800     265,000

     Net Cash Provided (Used) by Financing
       Activities                                   31,800     233,000

NET INCREASE (DECREASE) IN CASH                     (6,571)      4,660

CASH AT BEGINNING OF YEAR                            9,104       4,444

CASH AT END OF YEAR                                 $2,533      $9,104














STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)


                                                  For the Years Ended
                                                      March 31,
                                                     1997     1996

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOWS INFORMATION

CASH PAID FOR:

Interest                                            $1,616      $875
Income taxes                                        $    -      $  -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended March 31, 1996:

The Company issued a total of 2,277,000 shares of common stock to a related party for an oil and gas leasehold. The leasehold was valued at $45,540.





























STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Utah on April 3, 1978. The Company's principal business activity is the acquisition and resale of unproven oil and gas leaseholds. The Company also provides a variety of geologic lease evaluation services and information. Further, the Company receives royalty income from leasehold interests held by the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly owned subsidiaries
(the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Leasehold Interest Held for Resale

The Company's inventory of oil and gas leasehold interests held primarily for resale to other parties is valued at the lower of the initial costs to acquire the interests or market. Cost of sales is based on the cost of the specific leasehold interest sold.

Oil and Gas Activities

The Company follows the successful efforts method of accounting for its oil and gas exploration and production activities as prescribed by Statement No. 19 of the Financial Accounting
Standards Board.

Property and Equipment

Property and equipment are valued at cost and, except for oil and gas properties, are depreciated or amortized principally by the straight-line method over their estimated useful lives. The useful lives of property and equipment for purposes of financial reporting range from five to seven years.

Income Taxes

At March 31, 1997, the Company had net operating loss carryforwards of approximately $4,380,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.










































STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows Statement

For purposes of statements of cash flows, the company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 1997:

Computers                               $7,711
Furniture and fixtures                  51,393
Printing systems                        35,648
Well and land files and maps           305,000
     Total                             399,752

     Less: accumulated depreciation   (373,252)

     Total                             $26,500

Depreciation expense for the years ended March 31, 1997 and 1996 was $4,000 and $4,000, respectively.

NOTE 3 -OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years.
At March 31, 1997 the Company was holding approximately $95,000 of oil and gas leases for resale.

The Company has negotiated agreements with certain non affiliates to provide capital to jointly participate in a leasing program for oil and gas leases. Under these agreements, the Company provides raw data and services to identify potential leases. The Company earns approximately 40% gross interest in each leasehold obtained. Because the Company has no cost in the leases, its share of the net proceeds is recognized as revenue when the leases are sold and are recorded as sales of oil and gas leasehold interests.

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 3 -OIL AND GAS PROPERTIES (Continued)

During June, 1992, the Company issued 40,000,000 shares of common stock to Trachyte Oil Company (Trachyte), a related party for an overriding royalty interest in a producing oil and gas property. The transaction was entered into to reduce the Company's cash flow difficulties. The actual royalties received varies according to the actual production and the current market prices of oil. The transaction was recorded by increasing common stock by $400,000 and reducing additional paid-in capital by the same amount which results in no change in stockholders' equity. After the issuance, Trachyte held approximately 65% of the Company's common stock outstanding. Subsequently, the Company's president entered into a personal transaction which resulted in his acquiring 100% ownership of Trachyte. The issuance of the above shares resulted in the substantial dilution to existing shareholders and personal benefit to the Company's President.

In connection with its lease brokerage activities, the Company has included in other assets pledged certificates of deposit in the amount of $35,000 which are to secure a statewide oil and gas lease bond in the State of Utah and an individual lease bond in the State of Wyoming.

NOTE 4 -OPERATING LEASES

The Company leases its office space on a month-to-month basis.

NOTE 5 -RELATED PARTY TRANSACTIONS

The Company made various issuances of common stock to officers and directors of the Company during 1995 for services rendered.
(See Note 8)

The Company made various issuances of common stock to Trachyte, an entity related to an officer, director and shareholder of the Company, during 1997, 1996 and 1995 for cash to provide working capital. (See Note 8)

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 6 -INVESTMENT IN BIOMASS INTERNATIONAL, INC.

At March 31, 1997, the Company held 5,252,556 shares (15% equity interest) in Biomass International, Inc. (Biomass), a development stage company, which owns the exclusive right to market, develop and exploit the Biomass Process. The Biomass Process consists of the technology of producing ethanol, a motor fuel extender and octane enhancer and other products from common cellulose materials. Biomass has received technical certification (an independent chemical engineer's opinion that the process has technical feasibility) of the Biomass Process and is continuing in its efforts to obtain commercial certification (an independent engineer's opinion that the process has commercial feasibility) through the proposed construction of a commercial scale plant.

The Company's contribution and investment in Biomass was approximately $4,079,000 at March 31, 1997. Because the Biomass Process has not yet been proven commercially feasible, all of the Company's contributions have been considered to be research and development costs and were accounted for as operating expenses in prior years. Consequently, the investment in Biomass common stock is not reflected in the Company's accompanying consolidated balance sheets and management of Biomass can give no assurance that Biomass' attempts to obtain commercial certification will be successful or that Biomass can achieve profitable operations through commercialization of the Biomass Process.

The Company has a 30 year exclusive territorial license to the Biomass Technology in the States of Indiana, Ohio, Pennsylvania and Louisiana. The 30 year life begins on the date Biomass receives commercial certification, provided that the Company construct and operate Biomass Refineries with a combined annual ethanol production of 20,000,000 gallons. The exclusive license means the Company has the unrestricted use of the Biomass Technology to build, use, sell, sublicense or otherwise develop for commercial advantage and gain. Also, the Company has the right to distribute and/or sell the products or by-products generated from the use of the Biomass Technology anywhere that it may deem desirable.

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 7 -GOING CONCERN

These financial statements have been prepared assuming that Standard Energy Corporation and Subsidiaries will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have been caused primarily from the Company's investment in Biomass International, Inc. (a development stage company) and significantly reduced revenues from sales of its oil and gas leasehold interests and information services. Because of the currently depressed conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities or from increased sales related to its oil and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 -CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 1997 and 1996.

Common Stock Issuance

In December 1996 and March 31, 1997, the Company issued 890,000 and 700,000 shares of common stock to a related party for cash valued at $0.02 per share.

From April 1, 1995 to March 31, 1996, the Company issued
6,703,333 shares of common stock at prices ranging from $0.02 to $0.22 per share for cash.

On July 2, 1995 the Company issued 2,277,000 shares of common stock to a related party for the purchase of an oil lease. The transaction was valued at $0.02 per share.

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 9 -INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold
interests and oil and gas exploration and production.
Information as to the Company's segments is summarized below as of March 31 for the years then ended:
                                          1997        1996

Revenues
  Oil and gas information services     $  13,558   $  14,871
  Exploration and production              21,862      21,377
  Corporation and investment               1,323       2,616

                                         $36,743     $38,864

Operating Profit (Loss) Before
 Extraordinary Items
  Oil and gas information services      $(2,117)     $(1,088)
  Brokerage of leasehold interests      (16,358)      (6,465)
  Exploration and production             21,862       21,377
  Corporation and investment           (144,474)    (149,870)

                                      $(141,087)    $(136,046)

Identifiable Assets
  Oil and gas information services      $23,000       $27,000
  Brokerage of leasehold interests       95,464        95,464
  Exploration and production             35,000        35,000
  Corporation and investment             27,979       119,146

                                       $181,443      $276,610

Depreciation, Depletion and
 Amortization
  Oil and gas information services       $4,000        $4,000

                                         $4,000        $4,000

The Company has no intersegment sales or sales to affiliated customers. Operating profit (loss) consists of total revenued less total expenses, except for general corporate expenses and interest expense which have not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 1997 and 1996 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.