Form 10QSB
period 1997-09-30
STANDARD ENERGY CORP
filed 1997-11-12
CIK 205921

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C.  20549

                                   FORM SB10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the Quarter Ended   September 30, 1997    Commission file number  0-9336


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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant has two classes of stock authorized. They are the $0.01 per share par value common stock and the $0.01 per share par value preferred stock. As of November 12, 1997 there were 104,082,972 shares of the $0.01 per share par value common stock outstanding. As of November 12, 1997, there were no preferred shares issued.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                September 30      March 31
                                                    1997            1997
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    3,381      $    2,533
  Accounts receivable                                 1,687           2,296
    TOTAL CURRENT ASSETS                                5,068           4,829

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          24,500          26,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 95,464          95,464
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                        1,132          19,650
    TOTAL OTHER ASSETS                              131,596         150,114

    TOTAL ASSETS                                 $  161,164      $  181,443
















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                           September 30      March 31
                                               1997            1997
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   21,513       $  13,454
  Notes payable to related parties               15,700             0
  Accounts payable and accrued expenses          39,968        41,051
TOTAL CURRENT LIABILITIES                      77,181          54,505


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,082,972 shares at
     September 30, 1997                          1,040,829       1,040,829
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,161,253       7,161,253
  Retained earnings (deficit)                   (8,118,099)     (8,075,144)
    TOTAL STOCKHOLDERS EQUITY                    83,983         126,938

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  161,164      $  181,443
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                           Three Months Ended September 30
                                                   1997           1996

REVENUES
  Oil and gas information services                    $    3,135      $    3,135
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      3,884           5,203
  Other income                                               344             329
                                                      7,363           8,667

COSTS AND EXPENSES
  Oil and gas information services                         2,907           2,990
  Oil and gas leasehold interests                              0           3,260
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                              740             445
  General and administrative                              14,731          40,752
    TOTAL COSTS AND EXPENSES                           19,378        48,447

                  NET INCOME (LOSS)              $  (12,015)     $  (39,780)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                             Six Months Ended September 30
                                                   1997           1996

REVENUES
  Oil and gas information services                    $    6,709      $    6,460
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      8,109          10,532
  Other income                                               926             662
                                                     15,744          17,654

COSTS AND EXPENSES
  Oil and gas information services                         5,310           6,350
  Oil and gas leasehold interests                          7,071          13,397
  Oil production                                          0               0
  Depreciation, depletion and amortization            2,000           2,000
  Interest                                            1,405             789
  General and administrative                              42,913          69,757
    TOTAL COSTS AND EXPENSES                           58,699        92,293

                  NET INCOME (LOSS)              $  (42,955)     $  (74,639)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                              Six Months Ended September 30
                                                    1997          1996

Cash Flows From Operating Activities
  Net income (loss)                                  $   (42,955)  $  (74,639)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     2,000        2,000
  Changes in:
       Accounts receivable                              609          436
         Accounts payable                            (1,083)         798
         Deposits                                         0      (42,000)

  Net cash provided by (used in)
   operating activities                             (41,429)    (113,405)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments  $    18,518   $        0
  (Increase) Decrease oil & gas leasehold
   interests                                              0            0

  Net cash provided by (used in)
   investing activities                         $    18,518   $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $    23,759   $  110,502
  Proceeds from sale of common stock                           0            0

  Net cash provided by (used in)
   Financing activities                         $    23,759   $  110,502

Net Increase (Decrease) in Cash                 $       848   $   (2,903)

Cash at Beginning of Period                           2,533        9,104

Cash at End of Period                           $     3,381   $    6,201







See notes to consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1997
                                   (Unaudited)




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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.
























STANDARD ENERGY CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the First Six-Months of Operations

     Revenues

     The Company realized revenues of approximately $16,000 during the first six months of the 1998 fiscal period, ended September 30, 1997, compared with approximately $18,000 for the corresponding 1997 fiscal period and approximately $20,000 for the corresponding 1996 fiscal period. Cash requirements during the fiscal 1998 period were obtained from a combination of internally generated cash flow from operations, asset sales, and private sales of Common Stock.

     Revenue from the sale of oil and gas leasehold interests during the first six months of the 1998 fiscal period, ended September 30, 1997, were zero, also compared to zero for the comparative 1997 fiscal period and zero for the corresponding 1996 fiscal period. Traditionally, the Company's largest revenue source has been oil and gas leasehold sales, which have positively affected the Company's operations for most of the past 15-year period. The lack of leasehold sales, and the limited interest in future leasehold offerings, is a sign of the severe downturn that the domestic oil and gas industry is currently experiencing. These event, and prior reduced exploration activities, have caused the Company to write-off or write-down most of its prior leaseholds held for resale.

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

     Revenues from the sale of the Company's geologic information services were approximately $7,000 for the first six months of the 1998 fiscal period, ended September 30, 1997, compared with approximately $6,000 for the corresponding 1997 fiscal period and approximately $7,000 for the corresponding 1996 fiscal period. Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices, resulting in sever cash flow difficulties for the Company.

     Revenues from oil production were approximately $8,000 for the first six months of the 1998 fiscal period, ended September 30, 1997, compared to approximately $11,000 for the corresponding 1997 fiscal period and approximately $10,000 for the corresponding 1996 fiscal period. Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992, bringing more certainty to production income.

     Expenses

     Expenses related to the Company's oil and gas leasehold sales were approximately $7,000 for the first six months of the 1998 fiscal period, ended September 30, 1997, compared to approximately $13,000 for the comparable fiscal 1997 period and approximately $7,000 for the corresponding 1996 fiscal period. Expenses associated with the Company's geologic information services were approximately $5,000 for the first six months of the 1998 fiscal period, ended September 30, 1997, compared to approximately $6,000 for the comparable fiscal 1997 period and approximately $6,000 for the corresponding 1996 fiscal period. There were no oil production and exploration costs during the first six months of the 1998 fiscal period, ended September 30, 1997, September 30, 1996, and September 30, 1995, respectively.

     General and administrative expenses for the first six months of the 1998 fiscal period, ended September 30, 1997, were approximately $43,000, compared to approximately $70,000 for the comparable 1997 fiscal period and approximately $76,000 for the corresponding 1996 fiscal period.

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

     The Company's primary oil and gas business, brokerage of leasehold interests, has not increased during the first six months of the 1998 fiscal period, ended September 30, 1997, due to decreased activity in the domestic oil and gas exploration industry.




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

     In the first six months of the 1998 fiscal period, ended September 30, 1996, the Company had no additional research and development expense in Biomass and the Biomass Technology for converting cellulosic waste material into base sugars, then fermenting the sugars into ethanol, and the Company expects to make no further investments in Biomass in the foreseeable future.

     The Company's most significant assets are (1) oil and gas leaseholds held for resale, approximating 80,000 net acres at March 31, 1997, including leaseholds acquired under its unrelated third-party agreements, (2) 5,252,556 shares of Biomass common stock (carried at zero value on the financial statements), representing approximately 15% of Biomass common shares outstanding at March 31, 1997, which shares were bid $0.02 and asked $0.05 as of November 12, 1997, and four (4) exclusive license rights to the Biomass Technology in the States of Louisiana, Ohio, Indiana, and Pennsylvania. Sales of its leasehold interests, together with the private sale of a portion of the investment in Biomass common stock, have been the Company's primary source of cash flow over the past three years. The Biomass shares are being held for investment purposes but can, as of March 2, 1992, be publicly sold and redistributed under Rule 144 of the Act. The sale of a portion of its Biomass shares may be made periodically by the Company to raise working capital.
     As of November 12, 1997, the Company had not submitted proxy material to security holders of the Company for the annual meeting of shareholders. The shareholders meeting is not now expected to take place until October/November 1998 due to cost to solicit proxies and the cost to hold a 1997 shareholders meeting.

     The Company is presently authorized to issue two classes of stock divided into 10,000,000 shares of $.01 par value preferred shares, of which none are issued, and 200,000,000 shares of $.01 par value common shares of which 104,082,972 shares were issued as of November 12, 1997.

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

     Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Biomass, Trachyte Oil Company ("Trachyte"), and Dean W. Rowell. Dean W. Rowell is the President and Chief Executive Officer and a director of the Company, is the Vice President and Secretary Treasurer of Biomass, a publicly-held Utah corporation, whose current major activities are to support the commercial development of the Biomass Technology.The Company holds an exclusive license from Biomass in the States of Louisiana, Ohio, Indiana, and Pennsylvania to build, use, sell, sublicense or otherwise develop for its own advantage and gain the Biomass Technology totally free (including royalty free) from Biomass. Mr. Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources.
     The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. In addition, Mr. Rowell owns beneficially approximately 55% of the common stock of the Company as of November 12, 1997.

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

     Biomass - Liquidity and Capital Resources

     Biomass, in which the Company has made a substantial investment, had little working capital at its fiscal year end. Biomass has expended all of the funds invested by the Company and others on research and development relating to the Biomass Technology and in general and administrative expenses. At March 31, 1996, Biomass had approximately $2 million of liabilities and a deficiency in assets of approximately $1.9 million. As of November 12, 1997, Biomass had cash on hand of approximately $500.


                              PART II

Item 1.   Legal Proceedings.

          There have been no significant changes in litigation matters previously disclosed.

Item 2.   Changes in Securities.

          There have been no changes in the Company's securities.

Item 3.   Defaults On Senior Securities.

          The Company has not defaulted on any senior indebtedness.

Item 4.   Submission of Matters to a Vote of Security Holders.

          As of November 12, 1997, there were no matters brought before the shareholders since the last shareholders meeting on February 5, 1996.


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





     The Company is pursuing the $250,000,000 Loan and other financing ideas through its wholly-owned subsidiary Standard EnviroSystems, Inc., a Utah corporation. Final plans and final financial arrangements with unrelated third-parties and the Lender on the MSW/Ethanol Project Loan had not been finalized or completed as of November 12, 1997.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 1997.

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

Date: November 12, 1997.