Form 10QSB
period 1997-12-31
STANDARD ENERGY CORP
filed 1998-02-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 1997

OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-9336

  STANDARD ENERGY CORPORATION
(Name of Small Business Issuer as specified in its charter)

                 Utah                                     87-0338149
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

            363 Bearcat Drive
           Salt Lake City, Utah                           84115-2517
    (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: (801) 364-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
$.01 Par Value Common Stock

   Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X  No    .

   Common Stock outstanding at February 12, 1998: 104,082,972 shares of $0.01 par value Common Stock.


DOCUMENTS INCORPORATION BY REFERENCE: NONE








FORM 10-QSB

Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For Three and Nine Months Ended December 31, 1997

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

           PART I - FINANCIAL INFORMATION

                    Item                                          Page

   Item 1. Condensed Consolidated Balance Sheets -
              December 31, 1997 and March 31, 1997...............   3
           Consolidated Statements of Operations -
              For the nine months and three months
              ended December 31, 1997............................   5
           Consolidated Statements of Cash Flows -
              For the nine months ended
              December 31, 1997 and December 31, 1996............   7
           Notes to Consolidated Financial Statements............   8

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........   9

           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.....................................  15

   Item 2. Changes in Securities.................................  16

   Item 3. Defaults upon Senior Securities.......................  16

   Item 4. Submission of Matters to a Vote of Security Holders...  16
   Item 5. Other Information.....................................  16

   Item 6. Exhibits..............................................  16


PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                December 31      March 31
                                                    1997            1997
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    1,636      $    2,533
  Accounts receivable                                 1,536           2,296
    TOTAL CURRENT ASSETS                                3,172           4,829

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          23,500          26,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 95,464          95,464
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                            0          19,650
    TOTAL OTHER ASSETS                              130,464         150,114

    TOTAL ASSETS                                 $  157,136      $  181,443












See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                           December 31      March 31
                                               1997            1997
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   18,036       $  13,454
  Notes payable to related parties               37,200             0
  Accounts payable and accrued expenses          39,997        41,051
TOTAL CURRENT LIABILITIES                      95,233          54,505


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,082,972 shares at
     December 31, 1997                      1,040,829       1,040,829
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,161,253       7,161,253
  Retained earnings (deficit)                   (8,140,179)     (8,075,144)
    TOTAL STOCKHOLDERS EQUITY                    61,903         126,938

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  157,136      $  181,443
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                           Nine Months Ended December 31
                                                   1997           1996

REVENUES
  Oil and gas information services                    $    8,924      $   10,051
  Sales of oil and gas leasehold interests                0               0
  Oil production                                     13,034          15,926
  Other income                                             1,336             980
                                                     23,294          26,957

COSTS AND EXPENSES
  Oil and gas information services                         7,926           8,520
  Oil and gas leasehold interests                         15,352          15,918
  Oil production                                          0               0
  Depreciation, depletion and amortization            3,000           3,000
  Interest                                            2,151           1,222
  General and administrative                              59,900         114,214
    TOTAL COSTS AND EXPENSES                           88,329       142,874

                  NET INCOME (LOSS)              $  (65,035)     $ (115,917)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                             Three Months Ended December 31
                                                   1997           1996

REVENUES
  Oil and gas information services                    $    2,215      $    3,591
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      4,925           5,394
  Other income                                               410             318
                                                      7,550           9,303

COSTS AND EXPENSES
  Oil and gas information services                         2,616           2,170
  Oil and gas leasehold interests                          8,281           2,521
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                              746             433
  General and administrative                              16,987          44,457
    TOTAL COSTS AND EXPENSES                           29,630        50,581

                  NET INCOME (LOSS)              $  (22,080)     $  (41,278)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                              Nine Months Ended December 31
                                                    1997          1996

Cash Flows From Operating Activities
  Net income (loss)                                  $   (65,035)  $ (115,917)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     3,000        3,000
  Changes in:
       Accounts receivable                              760          286
         Accounts payable                            (1,054)         790

  Net cash provided by (used in)
   operating activities                             (62,329)    (111,841)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments  $    19,650   $   83,200
  (Increase) Decrease oil & gas leasehold
   interests                                              0            0

  Net cash provided by (used in)
   investing activities                         $    19,650   $   83,200

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $    41,782   $    7,690
  Proceeds from sale of common stock                           0       17,800

  Net cash provided by (used in)
   Financing activities                         $    41,782   $   25,490

Net Increase (Decrease) in Cash                 $      (897)  $   (3,151)

Cash at Beginning of Period                           2,533        9,104

Cash at End of Period                           $     1,636   $    5,953








See notes to consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997
                                   (Unaudited)




NOTE A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 1998. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.
























PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's primary oil and gas business, the brokerage of leasehold interests, has not increased during the first nine months of the 1998 fiscal period, ended December 31, 1997, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been looking for other ways of generating revenues.

During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("MSW") into (a) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (b) the conversion of MSW derived cellulosic material ("Celmat") into fuel-grade ethanol and lignin ("Lignin"), a coal-like aromatic substance believed to be a usable boiler fuel and/or a specialty chemical useable in the petro-chemical industry (collectively the "Biofuels Technology").

The Company's research and development efforts on the Biofuels Technology have led Management to conclude that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future South Bend Project (the "South Bend Project") as described in the Company's South Bend Project Business Plan prepared by W.J. Scales & Company/Limbach Company constructors, both engineering firms based in Denver, Colorado and Richmond, Virginia, respectively ("Scales"), based on Scales present technical engineering designs and experience in the development of large new commercial projects. The Company's Business Plan includes a plan to finance and develop the South Bend Project utilizing the Biofuels Technology.

The Company, Scales, and others are presently attempting to obtain additional capital to finance and develop the South Bend Project utilizing the Biofuels Technology. There can be no assurance that the required capital will ever be available and there can be no assurance that the technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project.






Results of Operations

The Company realized revenues of approximately $23,000 during the first nine months of the 1998 fiscal period, ended December 31, 1997, compared with approximately $27,000 for the corresponding 1997 fiscal period and approximately $18,000 for the corresponding 1996 fiscal period. Cash requirements during the fiscal 1998 period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of investment Common Stock to private individuals.

There were no oil and gas leasehold sales during the first nine months of the 1998 fiscal period, ended December 31, 1997, December 31, 1996, and December 31, 1995, respectively.
Revenues from the sale of the Company's geologic information services were approximately $9,000 for the first nine months of the 1998 fiscal period, ended December 31, 1997, compared with approximately $10,000 for the corresponding 1997 fiscal period and approximately $7,000 for the corresponding 1996 fiscal period. Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices. Revenues from oil production were approximately 13,000 for the first nine months of the 1998 fiscal period, ended December 31, 1997, compared to approximately $16,000 for the corresponding 1997 fiscal period and approximately $11,000 for the corresponding 1996 fiscal period. Oil production revenues reflect the acquisition of an oil and gas royalty interest in fiscal 1992, bringing more certainty to production income.

The Company incurred expenses related to the Company's oil and gas leasehold sales were approximately $15,000 for the first nine months of the 1998 fiscal period, ended December 31, 1997, compared to approximately $16,000 for the comparable fiscal 1997 period and approximately $15,000 for the corresponding 1996 fiscal period. Expenses associated with the Company's geologic information services were approximately $8,000 for the first nine months of the 1998 fiscal period, ended December 31, 1997, compared to approximately $8,000 for the comparable fiscal 1997 period and approximately $6,000 for the corresponding 1996 fiscal period. There were no oil production and exploration costs during the first nine months of the 1998 fiscal period, ended December 31, 1997, December 31, 1996, and December 31, 1995, respectively.

General and administrative expenses for the first nine months of the 1998 fiscal period, ended December 31, 1997, were approximately $60,000, compared to approximately $114,000 for the comparable 1997 fiscal period and approximately $126,000 for the corresponding 1996 fiscal period.




The Company's net loss for the nine months, ended December 31, 1997 was approximately $65,000, compared to approximately $116,000 for comparable 1997 fiscal period. The Company anticipates that it will continue to operate at a loss for the 1998 fiscal period, ended March 31, 1998, due to continued research and development costs and costs related to its oil and gas business. Research and development costs are currently accounted for under general and administrative expense.

The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, nor oil production and exploration activities during the remainder of fiscal 1998, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink from low worldwide crude oil prices, and what appears to be a domestic oil industry in full flight to foreign exploration caused by negative U.S. Government environmental policies toward any oil and gas exploration and production in the U.S.

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

The Company has available at March 31, 1997, unused tax operating loss carry forwards of approximately $4,380,000, which may be applied against future taxable income and expire in various years beginning in 1996 through 2009. (See "Consolidated Financial Statements" in Part I Item 1 above)



Liquidity and Capital Resources

Management is aggressively exploring additional financing for ongoing and future operations of the Company and has entered into an agreement with Scales for the engineering, management, and construction of the South Bend Project. There is no assurance that the efforts of Management or Scales to locate and secure additional financing will be successful, and the failure to secure project financing would substantially alter Management's assumptions as presented in this Form 10-QSB report.

Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986 and 1993 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. Due to this reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through fiscal 1993 ended March 31, 1992. Because of these circumstances the Company is currently experiencing cash flow difficulties. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" in Part I Item 1 above)

Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

In the nine months of the 1998 fiscal period, ended December 31, 1997, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997,
Mr. Rowell resigned as an officer and director of Biomass to more fully pursue the Company's business.

Plan of Operation

The Company's plan of operation during the next twelve (12) months include the following:

1. Aggressively pursue financing for the South Bend Project with Scales and other current financial contacts.


2. Continue research and development, testing MSW processing equipment and testing existing and new cellulose enzymes.

3.   Continue design and development of the South Bend Project.

4. Engage a public relations firm to prepare an analyst report on the Company, its technologies, and the South Bend
     Project.

The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 80,000 net acres at February 12, 1998, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the South Bend Project.

Other assets are 5,252,556 shares of Biomass common stock.
At February 12, 1998, the Biomass shares had little value being bid $0.02 and asked $0.05 on the electronic OTC Bulletin Board. With little to no volume on a daily basis for the past 3-years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through bank and/or other loans, debt, or equity offerings. Any such equity offerings may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside its control.

     South Bend Project

In 1995, the Company initiated a search for a way to commercially exploit the Biofuels Technology. New plant construction was ruled out due to the prohibitive high-costs, together with the 5 to 8 years time period required to locate a suitable site and construct a grassroots manufacturing facility. Idled plants, or plants operating uneconomically, were considered a more appropriate and viable alternative, resulting in the development by the Company of the South Bend Project.

At February 12, 1998, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site.

Assuming financing can be obtained for its South Bend Project, for which there is no assurance, the Company expects to purchase and retrofit (1) an operating ethanol production facility (the "Midwest Plant") located in Indiana and (2) an operating MSW waste-to-energy incinerator plant (the "River Plant") located in Pennsylvania. The Company lacks the financial resources to purchase, lease, or otherwise acquire any economic interest in either plant or plant site, but is seeking project financing through Scales and others. Although the Company believes the two plants are available for purchase, the Company currently has no economic interest in either plant or plant site.

Forward Looking Statements

The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27a of the Act and Section 21e of the Securities Act of 1934, which reflect Managements current views with respect to the future events and financial performance. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop factored receivables, loan origination's, and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.

Management's Conflicts of Interest

Material conflicts of interest exist and will continue to exist between the Company and Trachyte Oil Company ("Trachyte"), and Dean W. Rowell. Mr. Rowell is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of February 12, 1998, Mr. Rowell owns beneficially approximately 55% of the common stock of the Company and 100% of the common stock of Trachyte.




Mr. Rowell owes a duty of due care and fair dealing to both the Company and Trachyte and the resolution of duties and conflicts in favor of one company over the other may impair his duties to each company. It is likely that any conflict of interest between the Company and Trachyte requiring a determination may have to be settled in favor of the Company to the detriment of Trachyte, as well as to the detriment of the current and future shareholders of Trachyte.

On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass, partially, resolving any future conflict of interest between the Company, Mr. Rowell, and Biomass. Although Mr. Rowell is no longer affiliated with Biomass, the Company holds in excess of 10% of the common stock of Biomass making the Company a controlled person of Biomass under the Act. Certain conflicts of interest may arise between the Company, Biomass, and Mr. Rowell, depending on future development of the biomass technology by Biomass and the future results from the development of the Company's Biofuels Technology, to the extent both companies may be involved in the ethanol production business.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. The Company, together with its President and principal shareholder, Dean W. Rowell, is party to a lawsuit filed in July 1997 (received September 1997) in the United States District Court for the Souther District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Act in connection with several transactions involving shares of the Company's common stock, principally a transaction in October 1996 between Mr. and Mrs. Rowell, where Mrs. Rowell agreed to transfer 5,000,000 shares of her common stock holdings to Mr. Rowell in payment to Mrs. Rowell of $200,000. The complaint seeks damages from Mr. Rowell in excess of $600,000. Because this is an action for an alleged Section 16(b) violation of the Act, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse.

          Mr. Rowell has advised the Company, after consultation with his counsel, that (1) he does not believe the transfer of shares from Mrs. Rowell to him is violative of Section 16(b) of the Act, and (2) he does believe the transfer was exempt under Rule 16a-12 and the case is controlled by precedent, holding the transaction not violative of Section 16(b). Mr. Rowell has further advised the Company that he intends to vigorously defend against the allegations of the complaint.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.

          On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the South Bend Project with Scales.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 1997. None.































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


Date: February 12, 1998.