Form 10KSB
period 1998-03-31
STANDARD ENERGY CORP
filed 1998-07-01
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$.01 Par Value Common Stock

  Check whether the Issuer (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
  (2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No    .

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form
  10-KSB or any amendment to this Form 10-KSB.    .

  The Issuer's revenue for the fiscal year ended March 31, 1998 was $26,670.

  As of June 26, 1998, 104,082,974 shares of the Issuer's common stock were issued and outstanding of which 40,699,974 shares were held by non-affiliates. As of June 26, 1998, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the Bulletin Board System of $0.13 bid) was approximately $5,300,000.

DOCUMENTS INCORPORATION BY REFERENCE: NONE

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Standard Energy Corporation's ("the Company") principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, primarily with the intent of reselling such leaseholds to third parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the Bureau of Land Management's ("BLM") leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming (the "Leasing Programs").

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell, is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Mr.Rowell's 35-year experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 1998, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs.The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")


     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1998 were approximately as follows:

               Location        Gross Acres      Net Acres

               Utah                7,918           7,918
               Wyoming             6,738           4,799
               Montana             4,442           2,961
               Total              19,098          15,678

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 60,000 net acres at fiscal year ended March 31, 1998. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest". (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments with respect thereto.Based upon such evaluation, the Company abandons (writes off) those leaseholds for which it does not wish to continue making rental payments.The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to decline over the course of such period, primarily due to the downturn in the domestic oil industry.No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of such leases.

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means.During the Company's two fiscal years ended March 31, 1998 and 1997, revenues from the sale of oil and gas leasehold interests, and the percentage of the Company's consolidated revenues during such period represented by such revenues were zero for both years, reflecting the depth of the downturn in the domestic oil industry. (See "Consolidated Financial Statements")

     The Company's oil and gas leasehold inventory remained at approximately 60,000 net acres at the year ended March 31, 1998, including leaseholds acquired under the third-party agreements.Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds.

     The Company retains a royalty interest, ranging from 1% to 6%, in substantially all of the leaseholds which it has resold.Since 1981, the Company has not received any substantial earnings from retained royalty interests in resold leaseholds.The majority of the leases acquired by the Company are leaseholds granted by the BLM subject to a 12-1/2% gross royalty interest in favor of the federal government's BLM.

     The majority of the Company's inventory of undeveloped leases are subject to the jurisdiction of the BLM, with the balance being leased from agencies of various Rocky Mountain states.As a result of the advance lease deposits required under the Leasing Programs, and the Company's current working capital difficulties, it may be expected that the percentage of leases acquired in the future from such states may increase.BLM leaseholds granted under the old leasing program are leased by the BLM at an annual rental of $1.00 per acre on all leases acquired prior to January 1, 1988, $1.50 per acre on all leases acquired after such date, and $2.00 per acre for leases acquired and held for more than five years.

     The majority of the Company's BLM leasehold inventory at March 31, 1998 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon.Aggregate rentals paid by the Company during the years ended March 31, 1998 and 1997 for all oil and gas properties leased by it were approximately $17,000 and $16,000, respectively.The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

Leasing Programs

     The federal government's Leasing Program is administered by the BLM pursuant to the Minerals Leasing Act of 1920, as amended.Under such Act, properties are made available to the public by means of a competitive bidding system. Properties receiving no bid are assigned to the Leasing Program.In the Leasing Program, applicants filing for a given leasehold by a set date are deemed to have filed simultaneously with other applicants and thus are eligible to participate in the drawing.Under the Leasing Program, applicants are required to deposit the first year rental payments for each property applied for at the time of filing an application.Funds advanced to the BLM as deposits do not bear interest.

     During fiscal 1998, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period.However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

     The BLM has on several previous occasions since 1920 suspended and/or modified the BLM Leasing Program.No assurance can be given that current Leasing Programs will not be subsequently eliminated, modified or suspended, or that the Company will be able to actively participate in or derive profits from the Leasing Programs.

Geological Information Services

     The Company, through its wholly-owned subsidiary, PIC, provides a variety of geologic lease evaluation services.PIC makes available to subscribers monthly reports containing information which evaluates leases offered in the Leasing Programs.Such information includes comprehensive geologic data, recommendations and reports with respect to leaseholds offered in the Leasing Programs, including PIC's evaluation of the production prospects of such leaseholds and, frequently, an estimated resale value for such leaseholds, the names of selected participants, results of auction sales and drawings, and other information.In addition to such monthly reports, PIC also sells information with respect to individual oil and gas properties throughout the Rocky Mountain area.

     The geologic and other information which PIC makes available through its reporting services is obtained from different sources, including PIC's internal files which contain well and land oil and gas exploration data on a historical basis in the nine-state area comprising the Rocky Mountain region.Such data is interpreted and summarized by PIC's part-time in-house geologists and landsmen.

     PIC, through a wholly-owned subsidiary, also provides oil and gas mapping services with respect to properties located throughout the Rocky Mountain region.PIC prepares base survey and geologic maps on various scales, reflecting significant oil and gas well drilling activity in a particular area.

     During the Company's two fiscal years ended March 31, 1998 and 1997, revenues contributed to the Company's consolidated revenues by PIC were approximately $10,000 and $14,000, respectively.The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, was the result of the 1986 worldwide crude oil price collapse.As the result of such price collapse, PIC terminated the services of several employees, including its geologists. On June 19, 1998, oil prices collapsed to a 12-year low set in 1986, after weaking in January. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

     The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

Competition

     The Company experiences substantial competition in its business of buying and selling oil and gas leaseholds.The Company's competitors include oil companies, as well as numerous independent operators, many of whom have substantially greater resources than the Company and its affiliates.The Leasing Programs, and in particular, the feature which requires advance deposit of annual lease rentals at the time of applying for such leases, has the effect of favoring companies with financial resources greater than the Company's and its affiliates'.
     With respect to its geologic information services, the Company experiences competition from individual operators who advise as to the geologic potential of properties listed for lease under the Leasing Programs and other oil and gas properties, as well as from publishers of newsletters providing certain information similar to that which the Company makes available to its subscribers.The Company believes itself to be a factor in the geologic information services industry in the Rocky Mountain States, premised upon the quality and volume of its land records, the number of subscribers to its publications and the extremely limited number of competitors, comprised mostly of individuals, offering similar, but what management believes to be less complete services to the general public.

     The Company's competitors in oil and gas exploration, development and production include major oil companies, numerous independent oil and gas companies, individual proprietors and drilling programs.Many of such competitors possess greater financial resources than those available to the Company.

Research and Development

     During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("MSW") into (a) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (b) the recovery of MSW derived cellulosic material ("Celmat") convertible into fuel-grade ethanol and lignin ("Lignin"), a coal-like aromatic substance believed to be a usable boiler fuel and/or a specialty chemical useable in the petro-chemical industry (collectively the "Biofuels Technology"). Expenses incurred for the South Bend Project are currently being accounted for under line item general and administrative expense.

     As a result of the Company's research and development efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future project (the "South Bend Project"). Project details are described in the Company's confidential South Bend Project Business Plan prepared by engineering firms W.J. Scales & Company of Denver, Colorado and Limbach Company of Richmond, Virginia (collectively the "Scales Group"). The Business Plan is based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects. The Business Plan includes a plan to finance and develop the South Bend Project utilizing the Biofuels Technology.

     In 1995, the Company initiated a search for a way to commercially exploit the Biofuels Technology. New plant construction was ruled out due to the prohibitively high costs, together with the five to eight year time period required to locate a suitable site and construct a grassroots manufacturing facility. Idled plants, or plants operating uneconomically, were considered a more appropriate and viable alternative, resulting in the development by the Company of the South Bend Project.





     To commercialize the Biofuels Technology, the Company requires a large operating MSW incinerator plant and a large operating corn ethanol plant. Waste to energy incineration plants (the "Recycle Plant") are available for economic reasons, due to "flow control" that was ruled illegal by the U.S. Supreme Court on November 10, 1997 for the second time. Dry mill corn ethanol plants (the "Ethanol Plant") are available at reasonable prices, due to thin operating margins. The estimated cost to purchase the Recycle and Ethanol Plants is $95,000,000 and the cost to retrofit them with new equipment is $155,000,000 for a total estimated cost of $250,000,000.

     The Company, the Scales Group, and others are presently attempting to obtain a project loan with unrelated third parties to raise up to $250,000,000 (the "Loan"). The Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the Ethanol Plant and Recycle Plant facilities as a single economic unit in two locations. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated MSW recycle/ethanol production plants. The principal reason for such conclusion is that no immediate new building erection would be required at either plant site. There can be no assurance that the required Loan will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project.

     The Company, providing it is successful in receiving the Loan, for which there is no assurance, anticipates refitting the Recycle Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganics would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the Ethanol Plant for processing into ethanol and other products. The MSW would be supplied to the Recycle Plant by present haulers of MSW located in the northeast U.S.

     The Company, providing it is successful in receiving the Loan, would also refit the Ethanol Plant to eventually operate only on Celmat and not corn to produce ethanol. It would process the baled Celmat from the Recycle Plant through twelve module processing units to be installed in or adjacent to existing buildings located on the Ethanol Plant site. The Company lacks the financial resources to purchase, lease, or otherwise acquire any economic interest in either plant or plant site, but is seeking project financing through the Scales Group and others. Although the Company believes the two plants are available for purchase, the Company currently has no economic interest in either plant or plant site.









     At June 26, 1998, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the South Bend Project had not been finalized or completed as of June 26, 1998.

Government Regulations

     The Company's business is subject to extensive federal, state and local regulation. Management believes that the Company operations are in material compliance with applicable laws, but is unable to predict what additional government regulations, if any, affecting the Company's business, may be enacted in the future; how existing or future laws and regulations might be interpreted or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts business or wishes to commence business. There can be no assurance that either the states or the federal government will not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

Insurance

     The Company does not currently have in force general liability insurance coverage but does have renters liability coverage on its headquarters office space. There can be no assurance the coverage limits of the Company's policy will be adequate, or that the Company can obtain liability insurance in the future on acceptable terms, or at all.

Environmental Matters

     The Company is not aware of any pending or threatened claim, investigation, or enforcement action regarding environmental issues which if determined adversely to the Company, would have an adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

     As of June 26, 1998, the Company had three employees, including two executive officers and one part time employee.In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landsmen to assist the Company in the preparation of its geologic information reports as needed.None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.





Item 2. PROPERTIES

Headquarters

     The Company's executive offices are located in a 4,000 square foot building. The premises are leased from a non-affiliated party, at an annual rental of approximately $34,000, on a three (3) year lease. Such space is shared with Trachyte Oil Company ("Trachyte"), an affiliate of the Company, who pays the Company $24,000 per year for such shared space. Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1998 was approximately as follows:

               Location        Gross Acres      Net Acres

               Utah                7,918           7,918
               Wyoming             6,738           4,799
               Montana             4,442           2,961
               Total              19,098          15,678

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3. LEGAL PROCEEDINGS

     In July 1997, Mr. Rowell was named in a lawsuit filed in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Act in connection with several transactions involving shares of the Company's common stock, principally a transaction in October 1996 between Mr. and Mrs. Rowell, where Mrs. Rowell agreed to transfer 5,000,000 shares of her common stock holdings to Mr. Rowell in payment to Mrs. Rowell of $200,000. The complaint seeks damages from Mr. Rowell in excess of $600,000. Because this is an action for an alleged Section 16(b) violation of the Act, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse.

     In June 1998, Mr. Rowell, without admitting liability, agreed to settle the complaint substantially upon the following terms to avoid further legal expense: the payment by Mr. Rowell to the Company of $37,500 in cash; the forgiveness of $29,247 of indebtedness owed by the Company to Trachyte; and the return by Mr. Rowell of common shares of the Company valued at approximately $83,253, amounting to approximately 900,000 shares. The Company's board of directors is expected to approve the final settlement terms. The lawyer representing the plaintiff is expected to seek attorney fees of $20,000 which would be paid out of the cash portion of the settlement. The proposed settlement must be approved by the court and no assurance can be given that this litigation will be resolved on the above described terms.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 1998.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Price Range of Common Stock

     The Company's shares of Common Stock are traded on the over the counter Bulletin Board ("OTCBB") electronic quotation service, operated by The Bulletin Board, Inc., an affiliate of The Nasdaq Stock Market, Inc. The following table sets forth the high and low bid quotations of the Company's common stock for the periods indicated, as reported by the OTCBB. The quotations set forth below represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

                                         Bid Price

                                     High           Low

          Fiscal Year 1997
     First Quarter  ..........    $  0.19        $  0.06
     Second Quarter ..........       0.35           0.21
     Third Quarter  ..........       0.32           0.11
     Fourth Quarter ..........       0.18           0.13

          Fiscal Year 1998
     First Quarter  ..........    $  0.18        $  0.13
     Second Quarter ..........       0.25           0.13
     Third Quarter  ..........       0.25           0.16
     Fourth Quarter ..........       0.25           0.15

          Fiscal Year 1999
     First Quarter  ..........    $  0.20        $  0.13
      (through June 26, 1998)

Approximate Number of Equity Security Holders

                                           Approximate number of record
             Title of Class                holders as of June 26, 1998

     Common Stock, par value $0.01 per share              1,800
     Preferred Stock, par value $0.01 per share        None Issued

     As of June 26, 1998, there were 104,082,974 shares of common stock outstanding and approximately 1,800 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock.
Dividends

     The Company has neither declared nor paid any dividends on its Common Stock since the inception of the Company, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future.Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors may deem relevant. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not increased during the fiscal year ended March 31, 1998, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

     During the current fiscal period, the Company continues to research and develop its technologies for the recycle of MSW into saleable products and the recovery of Celmat, convertible into fuel-grade ethanol and lignin. As a result of these efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future South Bend Project. The project details are described in the South Bend Project Business Plan prepared by the Scales Group. The Company, the Scales Group, and others are presently attempting to obtain additional capital to finance and develop the South Bend Project utilizing the Biofuels Technology. There can be no assurance that the required capital will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project. Expenses incurred for the South Bend Project are currently being accounted for under line item general and administrative expense.

Results of Operations

     The Company realized revenues of approximately $26,000 for the fiscal period ended March 31, 1998, compared with approximately $35,000 for the corresponding 1997 fiscal period. Cash requirements during the fiscal 1998 period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of investment Common Stock to private individuals.








     There were no oil and gas leasehold sales for the fiscal years ended March 31, 1998 and March 31, 1997. Revenues from the sale of the Company's geologic information services were approximately $10,000 for fiscal period ended March 31, 1998, compared with approximately $14,000 for the corresponding 1997 fiscal period. Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices. Revenue from oil production was approximately $16,000 for the fiscal period ended March 31, 1998, compared to approximately $22,000 for the corresponding 1997 fiscal period. Oil production revenues continue to decline reflecting current low world crude oil prices, and on June 19, 1998, oil prices collapsed to a 12-year low set in 1986.

     The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately $17,000 for the fiscal period ended March 31, 1998, compared to approximately $16,000 for the comparable fiscal 1997 period. Expenses associated with the Company's geologic information services were approximately $9,000 for the fiscal period ended March 31, 1998, compared to approximately $11,000 for the comparable fiscal 1997 period. There were no oil production and exploration costs during the fiscal periods ended March 31, 1998 and March 31, 1997. General and administrative expense for the fiscal period ended March 31, 1998, were approximately $90,000, compared to approximately $145,000 for the comparable 1997 fiscal period.

     The Company's net loss for the fiscal period ended March 31, 1998 was approximately $94,000, compared to approximately $141,000 for comparable 1997 fiscal period. The Company anticipates that it will continue to operate at a loss for the 1999 fiscal year, ended March 31, 1999, due to continued research and development costs and costs related to its oil and gas business. Research and development costs are currently accounted for under general and administrative expense.

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 1999, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink from low worldwide crude oil prices, and what appears to be a domestic oil industry in full flight to foreign exploration caused by negative U.S. Government environmental policies toward oil and gas exploration and production in the U.S.

     The Company adopted Statement of Financial Accounting Standards
No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended March 31, 1994. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At March 31, 1997 and 1996, the total of the deferred tax assets were $1,837,459 and $1,800,064 the total of all deferred tax liabilities were $0 and $(1,789). The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.


     Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,837,459 and $1,800,064 as of March 31, 1997 and 1996, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended March 31, 1997 was $37,395. The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended March 31, 1998. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1998, unused tax operating loss carry forward of approximately $4,477,000 that may be applied against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements")

Financial Condition

     Management is aggressively exploring additional financing for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the South Bend Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure project financing would substantially alter management's assumptions as herein presented.

     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. The reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through fiscal 1993 ended March 31, 1992. Because of these circumstances the Company is currently experiencing cash flow difficulties. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements")

     Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.








     For the fiscal period ended March 31, 1998, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its South Bend Project development.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 60,000 net acres at March 31, 1998, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the South Bend Project. Other assets are; (4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At June 26, 1998, the Biomass shares had little value being bid $0.01 and asked $0.05 on the electronic OTC Bulletin Board. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and the South Bend Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Aggressively pursue oil and gas lease acquisition with third party investors.

     2. Aggressively pursue financing for the South Bend Project with the Scales Group and other current financial contacts.

     3. Continue research and development, testing MSW processing equipment and testing existing and new cellulose enzymes.

     4.   Continue design and development of the South Bend Project.

     5. Engage an investor relations person to disseminate information about the Company, its technologies, and the South Bend Project.





Inflation

     Inflation continues to apply moderate upward pressure on the cost of goods and services including those purchased by the Company. Management believes the net effect of inflation on operations has been minimal during the past two years.

Recent Accounting Pronouncements

     There are no recent accounting pronouncements that will have a material impact on the Company's financial statements.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company and Trachyte Oil Company ("Trachyte"), and Dean W. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of June 26, 1998, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass, partially resolving any future conflict of interest between the Company, Mr. Rowell, and Biomass. Although Mr. Rowell is no longer affiliated with Biomass, the Company holds in excess of 10% of the common stock of Biomass making the Company a controlled person of Biomass under the 1993 Act. Certain conflicts of interest may arise between the Company, Biomass, and Mr. Rowell, depending on future development of the biomass technology by Biomass and the future results from the development of the Company's Biofuels Technology, to the extent both companies may be involved in the ethanol production business.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is submitted as a separate section at the rear of this Form 10-KSB report.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are setforth below:

     Name                Age       Position

     Dean W. Rowell       60       CEO/President/Chairman
     Pamela K. Nelson     40       Vice President/Secretary
     Michael M. Cannon    50       Director

     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996.
Mr. Rowell has been involved in the oil and gas exploration and production industries for over 35 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, and Biofuels. Mr. Rowell devotes approximately 80% of his time to the Company.

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 21 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, and Biofuels also wholly-owned subsidiaries of the Company. Ms. Nelson devotes approximately 80% of her time to the Company.

     Michael M. Cannon, a cum laude graduate of the University of Utah, joined the Company in March 1982 and in September 1982 became a Vice President and Director, with responsibility for marketing and corporate communications. From January 1979 to March 1982, Mr. Cannon was President of an advertising and public relations agency, Cannon Communications, a substantial number of whose clients were members of the United States House of Representatives and the Senate. From November 1976 to January 1979, Mr. Cannon served as the press secretary for Gunn McKay, a United States Representative from the State of Utah. In 1985 Mr. Cannon served as a state director of the Independent Petroleum Association of Mountain States and was. Mr. Cannon is presently self-employed as a consultant in the Communications industry. Mr. Cannon resigned as an Officer of the Company, effective July 1, 1985, but remains as an outside Director being last elected in 1996, Mr. Cannon has been associated with the Company for over 10-years, and is a director of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, and Biofuels.



     Each Director shall hold office until the next annual meeting of shareholders or until his successor shall have been duly elected and qualified. Officers are elected annually by, and serve at the pleasure of, the Board of Directors.

     B.  Significant Employees. None.

     C. Family Relationships. There are no family relationships among the Company's officers and directors.

     D. Other Involvement in Certain Legal Proceedings. There have been no events under the bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any executive officer of the Company in last five years.

     E. Compliance With Section 16(a). Section 16 of the Securities Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 3 and Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. In the alternate, a Form 5 may be filed within 45 days after the end of the Company's fiscal year. Based upon the review of Form 4, Form 3, and/or Form 5 filed with the Company, the Company is not aware of any delinquent filings of such forms by any reporting person.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE
Annual Compensation

                                           Other Annual Restrict
Name and Principal             Commissions Compensation   Stock  Options
Position           Year Salary And Bonuses    (Auto)     Awards   SAR's

Dean W.Rowell     1997 $   -0-      -0-      $4,000       -0-     -0-
President/CEO      1996 $   -0-      -0-      $3,000       -0-     -0-
                   1995 $   -0-      -0-      $4,000       -0-     -0-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 1998. During the same period, Mr. Rowell elected to sell stock in the Company due to limited corporate cash flow to pay Mr. Rowell a salary.





Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Mr. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company discontinued the practice of providing Mr. Rowell a credit card but continues to provide Mr. Rowell with an automobile at a cost of approximately $4,000 per year.

     The Company has no other "plans" (as such term is used in Item 402 of Regulation S-K) with respect to further executive compensation.

Other Compensation

     Not applicable.

Compensation of Directors

     Directors of the Company receive no compensation for services as such.

Termination of Employment and Change of Control Arrangements

     Not applicable.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 26, 1998, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                            Number        Percentage
                                          of Shares       of Shares
     Name and Address                       Owned        Outstanding

     Dean W. Rowell (1)                  51,945,700          49.9%

     Kathleen Hogan (2)                   8,000,000           7.7%

     Pamela K. Nelson                     3,394,300           3.3%

     Michael M. Cannon                       43,000            .0%
     All Officers and Directors
       as a group                        63,383,000          60.9%
_____________
(1) Mr. Rowell is the beneficial owner of all the shares held in the name of Trachyte.
(2) Kathleen Hogan is the former wife of Mr. Rowell. Ms. Hogan was granted 15,000,000 shares of Mr. Rowell's holdings in a Utah State Divorce Court ruling effective May 8, 1995. Since then Ms. Hogan has sold shares in private transactions. Ms. Hogan has reported that she owns 8,000,000 shares of the Company's common stock at June 26, 1998.
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Geologic and other information which PIC has or develops is available to Mr. Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Mr. Rowell, without cost, in connection with Mr. Rowell's participation in the Leasing Programs.

     During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercial-ization of the South Bend Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the South Bend Project as of June 26, 1998.

     During the fiscal period ended March 31, 1998, the Company continued to experience severe cash flow difficulties which have continued into the 1999 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company in the amount of $50,000 plus interest at 12% per annum. At June 26, 1998 the Company owed Trachyte approximately $52,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the fiscal period ended March 31, 1998.

     In July 1997, Mr. Rowell was named in a lawsuit filed in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Act in connection with several transactions involving shares of the Company's common stock, principally a transaction in October 1996 between Mr. and Mrs. Rowell, where Mrs. Rowell agreed to transfer 5,000,000 shares of her common stock holdings to Mr. Rowell in payment to Mrs. Rowell of $200,000. The complaint seeks damages from Mr. Rowell in excess of $600,000. Because this is an action for an alleged Section 16(b) violation of the Act, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse. (See Item 3"LEGAL PROCEEDINGS")

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the South Bend Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the South Bend Project with the Scales Group through June 26, 1998.







Forward Looking Statements

     The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 ("1933 Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. Such forward-looking statements may be deemed to include, among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop factored receivables, loan origination's, and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-KSB report.

Indebtedness of Management

     Reference is made to Section above entitled "Transactions with Management and Others".

Parents of Company

     The only parents of the Company, as defined in 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see
Item 11.

PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The Exhibits which are filed with this Report or which are incorporated by reference are set forth in the Exhibits Index below.

     B. The Company filed no Form 8-K during the fiscal year ended March 31, 1998. The financial statement information required by this portion of
Item 13 is submitted as a separate section at the rear of this Report.

Exhibits to Form 10-KSB

There is only one Exhibit to this Form 10-KSB filing entitled Exhibit A "Consent of Independent Auditors".







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

June 26, 1998
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               Signature                Capacity                 Date






          /s/ Dean W. Rowell       President and Director     June 26, 1998
            Dean W. Rowell         (Principal Executive,
                                   Financial and Accounting
                                        Officer)





          /s/ Pamela K. Nelson       Vice President           June 26, 1998
            Pamela K. Nelson       Corporate Secretary,
                                   Treasurer and Director



          /s/ Michael M. Cannon          Director             June 26, 1998
            Michael M. Cannon










EXHIBIT A




CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference of the consolidated financial statements of Standard Energy Corporation included in the Annual Report (Form 10-KSB) for the year ended March 31, 1998.


                         JONES, JENSEN & COMPANY


















Salt Lake City, Utah
June 26, 1998





























STANDARD ENERGY CORPORATION
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997

















































                        C O N T E N T S


Independent Auditors' Report...............................3

Consolidated Balance Sheet.................................4

Consolidated Statements of Operations......................6

Consolidated Statements of Stockholders' Equity............7

Consolidated Statements of Cash Flows......................8

Notes to the Consolidated Financial Statements.............9





































INDEPENDENT AUDITORS' REPORT

Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries at March 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 1998 and the consolidated results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
May 27, 1998





STANDARD ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS




                                March 31,
                                  1998
ASSETS

CURRENT ASSETS
  Cash                                             $    2,974
  Accounts receivable, net of no allowance              1,523

    Total Current Assets                                4,497

PROPERTY AND EQUIPMENT, net (Note 2)                   22,500

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970 (Note 3)          -

OTHER ASSETS

  Oil and gas leases held for resale (Note 3)          71,653
  Pledged drilling bonds (Note 3)                      35,000
  Cash value of life insurance                          5,122

    Total Other Assets             111,775

    TOTAL ASSETS                $  138,772














The accompanying notes are an integral part of these consolidated financial statements









STANDARD ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                              March 31,
                                  1998


CURRENT LIABILITIES

  Accounts payable and accrued expenses           $   40,105
  Revolving line of credit                            19,618
  Note payable - related party (Note 5)               50,000

    Total Current Liabilities                        109,723


STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share
   authorized 10,000,000 shares, no shares
   issued and outstanding                                  -
  Common Stock; par value $.01 per share;
     200,000,000 shares authorized; 104,082,974
     shares issued and outstanding                 1,040,829
  Additional paid-in capital                       7,161,253
  Accumulated deficit                             (8,173,033)

    Total Stockholders' Equity                        29,049

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  139,772

















The accompanying notes are an integral part of these consolidated financial statements





STANDARD ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the Years Ended
                                                  March 31
                               1998         1997

REVENUES

  Oil and gas information services         $ 10,346     $ 13,558
  Oil production                             16,324       21,862

    Total Revenues                           26,670       35,420

EXPENSES

  Oil and gas information services            9,418       11,441
  Oil and gas leasehold interests            17,459       16,358
  Depreciation, depletion and amortization    4,000        4,000
  General and administrative                 90,126      144,708

    Total Expenses                          121,003      176,507

OPERATING LOSS                           $  (94,333)  $ (141,087)

  Interest income and other                   1,693        1,323
  Interest expense                           (5,249)      (1,616)

    Total Other Income (Expense)             (3,556)        (293)

LOSS BEFORE INCOME TAXES                    (97,889)    (141,380)

INCOME TAX EXPENSE                                -            -

NET LOSS                                 $  (97,889)   $(141,380)

NET LOSS PER SHARE                       $     (.00)   $     (.00)










The accompanying notes are an integral part of these consolidated financial statements






STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 1998 and 1997


                                            Additional
                               Common Stock   Paid-in      Accumulated
                                 Shares        Amount        Capital
   Deficit         Total

Balance, March 31, 1996       102,492,974   $  1,024,929  $  7,145,353
$(7,933,764) $   236,518

Stock issued for cash at
 $0.02 per share, December 1996     890,000        8,900        8,900
        -       17,800

Stock issued for cash
 at $0.02 per share,
 March 1997                    700,000        7,000        7,000
   -       14,000

Net loss for the year
 ended March 31, 1997               -              -               -
(141,380)      (141,380)

Balance, March 31, 1997       104,082,974     1,040,829    $ 7,161,253
$(8,075,144)  $ 126,938


Net loss for the year
 ended March 31, 1998               -              -               -
(97,889)      (97,889)

Balance, March 31, 1998       104,082,974     1,040,829    $ 7,161,253
$(8,173,033)  $ 29,049

















The accompanying notes are an integral part of these consolidated financial statements


STANDARD ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the Years Ended
                                                  March 31
                               1998         1997


CASH FLOWS FROM OPERATING ACTIVITES

  Net income (loss)                       $   (97,889)  $ (141,380)
  Adjustments to reconcile net loss to
     net cash used bt operating activities:
      Depreciation, depletion and amortization  4,000     4,000
       Allowance for oil and gas leases        23,811            -
  Changes in assets and liabilities
      (Increase) decrease accounts receivable
      and other assets                         15,299       84,596
      Increase (decrease) accounts payable and
      accrued expenses                          5,220       14,413

  Net Cash Provided (Used) by
      Operating Activities                    (49,559)     (38,371)

CASH FLOWS FROM INVESTING ACTIVITIES                -            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable to related
   parties                                     50,000            -
  Proceeds from issurance of common stock           -       31,800

  Net Cash Provided (Used) by
    Financing Acitivites                       50,000       31,800

NET INCREASE (DECREASE) IN CASH                   441       (6,571)

CASH AT BEGINNING OF YEAR                       2,533        9,104

CASH AT END OF YEAR                       $     2,974  $     2,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

Interest                                  $     1,616  $       875
Income taxes                              $         -  $         -

The accompanying notes are an integral part of these consolidated financial statements





STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

At March 31, 1998, the Company had net operating loss carryforwards of approximately $4,477,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.


Loss Per Share
The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.


STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 1998:

     Computers                        $    7,711
     Furniture and fixtures               51,393
     Printing systems                     35,648
     Well and land files and maps        305,000
          Total                          399,752

          Less: accumulated depreciation(377,252)
          Total                         $ 22,500

Depreciation expense for the years ended March 31, 1998 and 1997 was $4,000 and $4,000, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 1998 the Company was holding approximately $95,000 of oil and gas leases for resale. In 1998, an allowance of $23,811 was set up for possible unsaleable leases in the Grand Staircase Escalante National Park.

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

NOTE 3 - OIL AND GAS PROPERTIES (Continued)

In connection with its lease brokerage activities, the Company has included in other assets pledged certificates of deposit in the amount of $35,000 which are to secure a statewide oil and gas lease bond in the State of Utah and an individual lease bond in the State of Wyoming.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases its office space on a month-to-month basis.

Litigation

The Company, together with Dean W. Rowell, the Company's President and principal shareholder, is party to a lawsuit filed in July 1997 in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Securities Exchange Act of 1934 in connection with several transactions involving shares of Company stock; principally, a transaction in October 1996 wherein Mr. Rowell and his wife, Mrs. Rowell, agreed to a transfer of 5,000,000 shares to Mr. Rowell and the payment by Mr. Rowell to Mrs. Rowell of $200,000. In that this is an action for an alleged Section 16(b) violation, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse in this proceeding. The lawsuit seeks damages in excess of $600,000. Mr. Rowell has made an offer to settle for $150,000. It is expected that this offer will be accepted.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The Company signed a $50,000 note payable to Trachyte Oil Company on March 31,1998. The note bears interest at 12.00% and is due upon demand. The note is unsecured.

The Company made various issuances of common stock to Trachyte, an entity related to an officer, director and shareholder of the Company, during 1997, 1996 and 1995 for cash to provide working capital. (See Note 8)


STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 6 - INVESTMENT IN BIOMASS INTERNATIONAL, INC.

At March 31, 1998, the Company held 5,252,556 shares (15% equity interest) in Biomass International, Inc. (Biomass), a development stage company, which owns the exclusive right to market, develop and exploit the Biomass Process. The Biomass Process consists of the technology of producing ethanol, a motor fuel extender and octane enhancer and other products from common cellulose materials. Biomass has received technical certification (an independent chemical engineer's opinion that the process has technical feasibility) of the Biomass Process and is continuing in its efforts to obtain commercial certification (an independent engineer's opinion that the process has commercial feasibility) through the proposed construction of a commercial scale plant.

The Company's contribution and investment in Biomass was approximately $4,079,000 at March 31, 1998. Because the Biomass Process has not yet been proven commercially feasible, all of the Company's contributions have been considered to be research and development costs and were accounted for as operating expenses in prior years. Consequently, the investment in Biomass common stock is not reflected in the Company's accompanying consolidated balance sheets and management of Biomass can give no assurance that Biomass' attempts to obtain commercial certification will be successful or that Biomass can achieve profitable operations through commercialization of the Biomass Process.

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

NOTE 7 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have been caused primarily from the Company's investment in Biomass International, Inc. (a development stage company) and significantly reduced revenues from sales of its oil and gas leasehold interests and information services. Because of the currently depressed conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales related to its oil and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.


STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 1998 and 1997.

In December 1996 and March 31, 1997, the Company issued 890,000 and 700,000 shares of common stock to a related party for cash at $0.02 per share.

NOTE 9 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                                  1998            1997
     Revenues

       Oil and gas information services     $ 10,346        13,558
       Exploration and production             16,324        21,862
       Corporation and investment              1,693         1,323

                                                     $28,363       $36,743
     Operating Profit (Loss) Before
      Extraordinary Items
       Oil and gas information services     $    928       $(2,117)
       Brokerage of leasehold interests      (17,459)      (16,358)
       Exploration and production             16,324        21,862
       Corporation and investment            (94,126)     (144,474)
                                                    $(94,333)    $(141,087)
     Identifiable Assets
       Oil and gas information services     $ 19,000     $  23,000
       Brokerage of leasehold interests       71,653        95,464
       Exploration and production             35,000        35,000
       Corporation and investment             13,119        27,979
                                                    $138,772     $ 181,443
     Depreciation, Depletion and
      Amortization
       Oil and gas information services           $4,000        $4,000

                                                     $4,000        $4,000


STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 9 - INDUSTRY SEGMENTS (Continued)

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 1998 and 1997 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.