Form 10QSB
period 1998-06-30
STANDARD ENERGY CORP
filed 1998-08-14
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 1998

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

   Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X  No    .
   Common Stock outstanding at August 12, 1998: 104,082,972 shares of $0.01 par value Common Stock.


DOCUMENTS INCORPORATION BY REFERENCE: NONE


FORM 10-QSB


Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For First Three Months Ended June 30, 1998

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

           PART I - FINANCIAL INFORMATION

                    Item                                          Page

   Item 1. Condensed Consolidated Balance Sheets -
              June 30, 1998 and March 31, 1998...................   3
           Consolidated Statements of Operations -
              For the three months
              ended June 30, 1998................................   5
           Consolidated Statements of Cash Flows -
              For the three months ended
              ended June 30, 1998 and March 31, 1998.............   6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........   7
           Plan of Operation.....................................  10
           Management's Conflicts of Interest....................  13
           Forward Looking Statements............................  14

           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.....................................  15

   Item 2. Changes in Securities.................................  15

   Item 3. Defaults upon Senior Securities.......................  15

   Item 4. Submission of Matters to a Vote of Security Holders...  15

   Item 5. Other Information.....................................  15

   Item 6. Exhibits..............................................  15
PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                   June 30        March 31
                                                    1998            1998
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    5,649      $    2,974
  Accounts receivable                                 1,223           1,523
    TOTAL CURRENT ASSETS                                6,872           4,497

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          21,500          22,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 71,653          71,653
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                        5,122           5,122
    TOTAL OTHER ASSETS                              111,775         111,775

    TOTAL ASSETS                                 $  140,147      $  138,772
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS






                                             June 30         March 31
                                               1998            1998
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   17,828       $  19,618
  Notes payable to related parties               59,000        50,000
  Accounts payable and accrued expenses          41,341        40,105
TOTAL CURRENT LIABILITIES                     118,169         109,723


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,082,972 shares at
     June 30, 1998                               1,040,829       1,040,829
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,161,253       7,161,253
  Retained earnings (deficit)                   (8,180,104)     (8,173,033)
    TOTAL STOCKHOLDERS EQUITY                    21,978          29,049

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  140,147      $  138,772
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                Three Months Ended June 30
                                                   1998           1997

REVENUES
  Oil and gas information services                    $    1,350      $    3,574
  Sales of oil and gas leasehold interests           14,719               0
  Oil production                                      3,149           4,225
  Other income                                               346             582
                                                     19,564           8,381

COSTS AND EXPENSES
  Oil and gas information services                         1,883           2,403
  Oil and gas leasehold interests                          1,804           7,071
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                            3,732             665
  General and administrative                              18,216          28,182
    TOTAL COSTS AND EXPENSES                           26,635        39,321

                  NET INCOME (LOSS)              $   (7,071)     $  (30,940)


                  NET INCOME (LOSS)                  $ (.00)         $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                  Three Months Ended June 30
                                                    1998          1997

Cash Flows From Operating Activities
  Net income (loss)                                  $    (7,071)  $  (30,940)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     1,000        1,000
  Changes in:
       Accounts receivable                              300            0
         Accounts payable                             1,236         (773)

  Net cash provided by (used in)
   operating activities                              (4,535)     (30,713)

Cash Flow From Industry Activities
  (Increase) Decrease to Long-term investments  $         0   $        0
  (Increase) Decrease oil & gas leasehold
   interests                                              0            0

  Net cash provided by (used in)
   investing activities                         $         0   $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $     7,210   $   31,884
  Proceeds from sale of common stock                           0            0

  Net cash provided by (used in)
   Financing activities                         $     7,210   $   31,884

Net Increase (Decrease) in Cash                 $     2,675  $     1,171

Cash at Beginning of Period                           2,974        2,533

Cash at End of Period                           $     5,649   $    3,704








See notes to consolidated financial statements.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended June 30, 1998, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

 During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("MSW") into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of MSW derived cellulosic material ("Celmat") convertible into fuel-grade ethanol and lignin ("Lignin"), a coal-like aromatic substance believed to be a usable boiler fuel and/or a specialty chemical useable in the petro-chemical industry (collectively the "Biofuels Technology"). Expenses incurred for the South Bend Project are currently being accounted for under line item general and administrative expense.

 As a result of the Company's research and development efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future project (the "South Bend Project"). Project details are described in the Company's confidential South Bend Project Business Plan prepared by engineering firms W.J. Scales & Company of Denver, Colorado and Limbach Company of Richmond, Virginia (collectively the "Scales Group"). The Business Plan is based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects. The Business Plan includes a plan to finance and develop the South Bend Project utilizing the Biofuels Technology. (See "Research and Development - South Bend Project" below)

 There can be no assurance that the required capital will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project. Expenses incurred for the South Bend Project are currently being accounted for under line item "general and administrative" expense.





Results of Operations

 The Company realized revenues of approximately $20,000 for the three-month period ended June 30, 1998, compared with approximately $8,000 for the corresponding 1998 period. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of investment stock to private individuals.

 Revenues from oil and gas leasehold sales for the three-month period ended June 30, 1998 was approximately $15,000 compared to no leasehold sales for the corresponding period ended June 30, 1997. Revenues from the sale of the Company's geologic information services were approximately $1,000 for the three-month period ended June 30, 1998, compared with approximately $3,000 for the corresponding 1998 period. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices.

 Revenue from oil production was approximately $3,000 for the period ended June 30, 1998, compared to approximately $4,000 for the corresponding period ended June 30, 1997. Oil production revenues continue to decline reflecting current low world crude oil prices. During June 1998, oil prices collapsed to a 25-year low.

 The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately $2,000 for the three-month period ended June 30, 1998, compared to approximately $7,000 for the comparable period ended June 30, 1997. Expenses associated with the Company's geologic information services were approximately $2,000 for the three-month period ended June 30, 1998, compared to approximately $2,000 for the comparable period ended June 30, 1997. There were no oil production and exploration costs during the periods ended June 30, 1998 and June 30, 1997 due to the Company's exploration inactivity. General and administrative expense for the period ended June 30, 1998 were approximately $18,000, compared to approximately $28,000 for the comparable period ended June 30, 1997.

 The Company's net loss for the period ended June 30, 1998 was approximately $7,000 compared to approximately $31,000 for comparable period ended June 30, 1997. The Company anticipates that it will continue to operate at a loss for the remainder of the 1999 fiscal year, ended March 31, 1999, due to continued costs incurred for the South Bend Project and costs related to its oil and gas business.

 The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 1999, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink from low worldwide crude oil prices.

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

 The Company has available at March 31, 1998, unused tax operating loss carry forward of approximately $4,477,000 that may be applied against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements" above)

Financial Condition

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

 Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. The reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through fiscal 1993 ended March 31, 1992. Because of these circumstances the Company is currently experiencing cash flow difficulties. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" above)

 Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

 For the period ended June 30, 1998, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its South Bend Project development.

 The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 60,000 net acres at June 30, 1998, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the South Bend Project. Other assets are;
(4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At June 30, 1998, the Biomass shares had little value being bid $0.005 and asked $0.01 on the electronic OTC Bulletin Board. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

Plan of Operation

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

Research and Development - South Bend Project

 The Company continues to research and develop its technologies for the recycle of MSW into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of MSW derived Celmat convertible into fuel-grade ethanol and Lignin. These efforts have led management to believe that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future South Bend Project, based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects.

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

 The Company, providing it is successful in receiving the Loan, for which there is no assurance, anticipates refitting the Recycle Plant to operate only as a MSW sorting plant which could recycle approximately 2200 tons/day of MSW into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganics would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the Ethanol Plant for processing into ethanol and other products. The MSW would be supplied to the Recycle Plant by present haulers of MSW located in the Eastern U.S.

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

 At August 12, 1998, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the South Bend Project had not been finalized or completed as of August 12, 1998.


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

Management's Conflicts of Interest

 Material conflicts of interest exist and will continue to exist between the Company and Trachyte Oil Company ("Trachyte"), and Dean W. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of August 12, 1998, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

 Geologic and other information which PIC has or develops is available to Mr. Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell.Such information is also available to Mr. Rowell, without cost, in connection with Mr. Rowell's participation in the Leasing Programs.

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

 During the fiscal period ended March 31, 1998, the Company continued to experience severe cash flow difficulties which have continued into the 1999 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company in the amount of $50,000 plus interest at 12% per annum. At August 12,


1998 the Company owed Trachyte approximately $52,000. Neither
Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the fiscal period ended March 31, 1998.

 During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the South Bend Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the South Bend Project as of August 12, 1998.

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

Forward Looking Statements

 The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 ("1933 Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the South Bend Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.




PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

 In August 1998, Mr. Rowell, without admitting liability, settled the complaint substantially upon the following terms to avoid further legal expense: the payment by Mr. Rowell to the Company of $37,500 in cash; the forgiveness of $29,247 of indebtedness owed by the Company to Trachyte; and the return by Mr. Rowell of common shares of the Company valued at $83,253, amounting to 1,037,420 shares. The Company's board of directors have approved the settlement terms. The Company is obligated under the settlement agreement to pay the lawyer representing the plaintiff a fee of $16,607, including court costs, which amount will be paid out of the cash portion of the settlement. The settlement must be approved by the court and no assurance can be given that this litigation will be resolved on the above described terms.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 1998. None.











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


Date: August 12, 1998