Form 10QSB
period 1998-09-30
STANDARD ENERGY CORP
filed 1998-11-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 1998

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

   Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X  No    .
   Common Stock outstanding at November 12, 1998: 104,407,974 shares of $0.01 par value Common Stock.


DOCUMENTS INCORPORATION BY REFERENCE: NONE





FORM 10-QSB


Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For First Six months Ended September 30, 1998

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

           PART I - FINANCIAL INFORMATION

                    Item                                          Page

   Item 1. Consolidated Balance Sheets -
              September 30, 1998 and March 31, 1998..............   3
           Consolidated Statements of Operations -
              For the six months
              ended September 30, 1998...........................   5
              For the three months
              ended September 30, 1998...........................   6
           Consolidated Statements of Cash Flows -
              For the six months ended
              ended September 30, 1998 and March 31, 1998........   7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations - General.........   8
           Results of Operations.................................   9
           Financial Condition...................................  10
           Plan of Operation.....................................  12
           Research and Development - South Bend Project.........  12
           Inflation.............................................  14
           Recent Accounting Pronouncements......................  14
           Management's Conflicts of Interest....................  14
           Forward Looking Statements............................  15




           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.....................................  16
   Item 2. Changes in Securities.................................  16
   Item 3. Defaults upon Senior Securities.......................  16
   Item 4. Submission of Matters to a Vote of Security Holders...  16
   Item 5. Other Information.....................................  16
   Item 6. Exhibits..............................................  16












































PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                September 30      March 31
                                                    1998            1998
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    5,280      $    2,974
  Accounts receivable                                21,946           1,523
    TOTAL CURRENT ASSETS                               27,226           4,497

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          20,500          22,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 71,653          71,653
  Pledged drilling bonds                                  35,000          35,000
  Cash value of life insurance                        5,122           5,122
    TOTAL OTHER ASSETS                              111,775         111,775

    TOTAL ASSETS                                 $  159,501      $  138,772
















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                           September 30      March 31
                                               1998            1998
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   29,766       $  19,618
  Notes payable to related parties               24,253        50,000
  Accounts payable and accrued expenses          39,883        40,105
TOTAL CURRENT LIABILITIES                      93,902         109,723


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,407,974 shares at
     September 30, 1998                          1,044,079       1,040,829
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,189,503       7,161,253
  Retained earnings (deficit)                   (8,084,730)     (8,173,033)
  Treasury stock, at cost                       (83,253)              0
    TOTAL STOCKHOLDERS EQUITY                    65,599          29,049

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  159,501      $  138,772















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Six months Ended September 30
                                                       1998            1997

REVENUES
  Oil and gas information services                    $    3,354      $    6,709
  Sales of oil and gas leasehold interests           14,719               0
  Oil production                                      6,062           8,109
  Other income                                           139,236             926
                                                    163,371          15,744

COSTS AND EXPENSES
  Oil and gas information services                         5,840           5,310
  Oil and gas leasehold interests                          1,804           7,071
  Oil production                                          0               0
  Depreciation, depletion and amortization            2,000           2,000
  Interest                                            4,651           1,405
  General and administrative                              60,773          42,913
    TOTAL COSTS AND EXPENSES                           75,068        58,699

                  NET INCOME (LOSS)              $   88,303      $  (42,955)


                  NET INCOME (LOSS)                  $  .00          $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Three months Ended September 30
                                                       1998            1997

REVENUES
  Oil and gas information services                    $    2,004      $    3,135
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      2,913           3,884
  Other income                                           138,890             344
                                                    143,807           7,363

COSTS AND EXPENSES
  Oil and gas information services                         3,957           2,907
  Oil and gas leasehold interests                              0               0
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                              919             740
  General and administrative                              42,557          14,731
    TOTAL COSTS AND EXPENSES                           48,433        19,378

                  NET INCOME (LOSS)              $   95,374      $  (12,015)


                  NET INCOME (LOSS)                  $  .00          $ (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                Six months Ended September 30
                                                       1998          1997

Cash Flows From Operating Activities
  Net income (loss)                                  $    88,303    $  (42,955)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     2,000        2,000
  Changes in:
       Accounts receivable                           20,423          609
         Accounts payable                              (222)      (1,083)

  Net cash provided by (used in)
   operating activities                              69,658      (41,429)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments  $         0   $   18,518
  (Increase) decrease oil & gas leasehold
   interests                                              0            0
  (Increase) decrease in treasury stock               (83,253)           0

  Net cash provided by (used in)
   investing activities                         $   (83,253)  $   18,518

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $   (15,599)  $   23,759
  Proceeds from sale of common stock                      31,500            0

  Net cash provided by (used in)
   Financing activities                         $    15,901   $   23,759

Net Increase (Decrease) in Cash                 $     2,306  $       848

Cash at Beginning of Period                           2,974        2,533

Cash at End of Period                           $     5,280   $    3,381







See notes to consolidated financial statements.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended September 30, 1998, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

 During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("City Garbage") into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of City Garbage derived cellulosic material ("Celmat") convertible into fuel-grade ethanol and lignin ("Lignin"), a coal-like aromatic substance believed to be a usable boiler fuel and/or a specialty chemical useable in the petro-chemical industry (collectively the "Biofuels Technology").

 As a result of the Company's research and development efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for a future commercial project and hired the engineering firm of W.J. Scales & Company of Denver, Colorado to develop and complete a Business Plan for the Company's "South Bend Project". W.J. Scales then partnered with Limbach Company of Richmond, Virginia (collectively the "Scales Group") to construct the South Bend Project for the Company. The Business Plan is based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects. The Business Plan includes a plan to finance and develop the South Bend Project utilizing the Biofuels Technology. (See "Research and Development - South Bend Project" below)

 There can be no assurance that the required capital will be available to develop the South Bend Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project. Expenses incurred for the South Bend Project are currently being accounted for under line item "general and administrative" expense.






Results of Operations

 The Company realized revenues of approximately $163,000 for the six-month period ended September 30, 1998, compared with approximately $16,000 for the corresponding period ended September 30, 1997. For the three month period, revenues were approximately $144,000 compared to approximately $7,000 for the corresponding period ended September 30, 1997. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of Rule 144 investment stock to private individuals. A one-time gain of $133,373 occurred with the settlement of a derivative action involving the President of the Company. (See "Legal Proceedings" in Part II below)

 Revenues from oil and gas leasehold sales for the six-month period ended September 30, 1998 was approximately $15,000 compared to no leasehold sales for the corresponding period ended September 30, 1997. For the three month period ended September 30, 1998 and the comparable period ended September 30, 1997, there were no oil and gas leasehold sales, due to the Company's exploration inactivity.

 Revenues from the sale of the Company's geologic information services were approximately $3,000 for the six-month period ended September 30, 1998, compared with approximately $7,000 for the corresponding period ended September 30, 1997. For the three month period, revenues were approximately $2,000 compared to approximately $3,000 for the corresponding period ended September 30, 1997. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices.

 Revenue from oil production was approximately $6,000 for the six month period ended September 30, 1998, compared to approximately $8,000 for the corresponding period ended September 30, 1997. For the three month period, revenues were approximately $3,000 compared to approximately $4,000 for the corresponding period ended September 30, 1997. Oil production revenues continue to decline reflecting current low world crude oil prices. During June 1998, oil prices collapsed again, this time to a 25-year low.

 The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately $2,000 for the six-month period ended September 30, 1998, compared to approximately $7,000 for the comparable period ended September 30, 1997. For the three month period and for the comparable period ended September 30, 1997, there were no oil and gas leasehold expenses, due to the Company's exploration inactivity.





 Expenses associated with the Company's geologic information services were approximately $6,000 for the six-month period ended
September 30, 1998, compared to approximately $5,000 for the comparable period ended September 30, 1997. For the three month period, expenses were approximately $4,000 compared to approximately $3,000 for the corresponding period ended September 30, 1997.

 There were no oil production and exploration costs during the periods ended September 30, 1998 and September 30, 1997, due to the Company's exploration inactivity. General and administrative expense for the six month period ended September 30, 1998 were approximately $61,000, compared to approximately $43,000 for the comparable period ended September 30, 1997. For the three month period, expenses were approximately $42,000 compared to approximately $15,000 for the corresponding period ended September 30, 1997.

 The Company's net loss for the period ended September 30, 1998 was approximately $45,000 compared to approximately $43,000 for comparable period ended September 30, 1997. The Company anticipates that it will continue to operate at a loss for the remainder of the 1999 fiscal year, ended March 31, 1999, due to continued costs incurred for the South Bend Project and costs related to its oil and gas business.

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

 The Company has available at March 31, 1998, unused tax operating loss carry forward of approximately $4,477,000 that may be applied against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements" above)

Financial Condition

 Management is aggressively exploring additional financing for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the South Bend Project. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure project financing would substantially alter management's assumptions as herein presented.

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

 For the period ended September 30, 1998, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its South Bend Project development.





 Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" above)

 For the period ended September 30, 1998, Mr. Rowell was able to secure sales of the Company's authorized but unissued common stock to unrelated third parties that largely offset the Company's cash flow difficulties. This resulted in the sale of 325,000 shares of the Company's common stock in exchange for $31,500 cash to two unrelated third parties on September 23 and September 29, 1998. The stock was sold at approximately $0.10 per share which was the closing market bid price of $0.20 per share on the day of each sale, as reported on the electronic over-the-counter, Bulletin Board Market Quotation System (the "OTC:BB").

 The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 60,000 net acres at September 30, 1998, including leaseholds acquired under its unrelated third-party agreements, and
(3) its plan for the full development of the South Bend Project. Other assets are; (4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At September 30, 1998, the Biomass shares had little value being bid $0.005 and asked $0.01 on the electronic OTC:BB. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

 3. Continue research and development, testing City Garbage processing equipment and testing existing and new cellulose enzymes.

 4.   Continue design and development of the South Bend Project.

 5. Engage an investor relations person to disseminate information about the Company, its technologies, and the South Bend Project.

Research and Development - South Bend Project

 The Company continues to research and develop its technologies for the recycle of City Garbage into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of City Garbage derived Celmat convertible into fuel-grade ethanol and Lignin. These efforts have led management to believe that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future South Bend Project, based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects.

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

 To commercialize the Biofuels Technology, the Company requires a large operating City Garbage incinerator plant and a large operating corn ethanol plant. Waste to energy incineration plants (the "Recycle Plant") are available for economic reasons, due to "flow control" that was ruled illegal by the U.S. Supreme Court on November 10, 1997 for the second time. Dry mill corn ethanol plants (the "Ethanol Plant") are available at reasonable prices, due to thin operating margins. The estimated cost to purchase the Recycle and Ethanol Plants is $95,000,000 and the cost to retrofit them with new equipment is $155,000,000 for a total estimated cost of $250,000,000.




 The Company, the Scales Group, and others are presently attempting to obtain a project loan with unrelated third parties to raise up to $250,000,000 (the "Loan"). The Loan, if obtained, would be used to finance the purchase, refit, and initial operations of both the Ethanol Plant and Recycle Plant facilities as a single economic unit in two locations. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate integrated City Garbage recycle/ethanol production plants. The principal reason for such conclusion is that no immediate new building erection would be required at either plant site. There can be no assurance that the required Loan will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the South Bend Project.

 The Company, providing it is successful in receiving the Loan, for which there is no assurance, anticipates refitting the Recycle Plant to operate only as a City Garbage sorting plant which could recycle approximately 2200 tons/day of City Garbage into, principally, 900 tons/day of metals, glass and other inorganic products, together with approximately 1300 tons/day of Celmat. The inorganic's would be sold, or landfilled, in the Philadelphia/New York area. The organic Celmat would be baled and shipped to the Ethanol Plant for processing into ethanol and other products. The City Garbage would be supplied to the Recycle Plant by present haulers of City Garbage located in the Eastern U.S.

 The Company, providing it is successful in receiving the Loan, would also refit the Ethanol Plant to eventually operate only on Celmat and not corn to produce ethanol. It would process the baled Celmat from the Recycle Plant through twelve module processing units to be installed in or adjacent to existing buildings located on the Ethanol Plant site. The Company lacks the financial resources to purchase, lease, or otherwise acquire any economic interest in either the Recycle Plant or the Ethanol Plant. Although the Company believes the two plants are available for purchase, the Company currently has no economic interest in either plant or plant site.

 At November 12, 1998, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the South Bend Project had not been finalized or completed as of November 12, 1998.

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

Management's Conflicts of Interest

 Material conflicts of interest exist and will continue to exist between the Company. Trachyte Oil Company ("Trachyte"), and Dean W. Rowell who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of November 12, 1998, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

 Geologic and other information which the Company has or develops is available to Mr. Rowell, as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell.Such information is also available to Mr. Rowell, without cost, in connection with Mr. Rowell's personal participation in the Leasing Programs.

 On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass, partially resolving any future conflict of interest between the Company, Mr. Rowell, and Biomass. Although
Mr. Rowell is no longer affiliated with Biomass, the Company holds in excess of 10% of the common stock of Biomass making the Company a controlled person of Biomass under the Security Act of 1933, as amended (the "Act"). Certain conflicts of interest may arise between the Company, Biomass, and Mr. Rowell, depending on future development of the biomass technology by Biomass and the future results from the development of the Company's Biofuels Technology, to the extent both companies may be involved in the ethanol production business.

 During the fiscal period ended March 31, 1998, the Company continued to experience severe cash flow difficulties, which have continued into the 1999 fiscal period, and in which Trachyte has received a demand note from the Company in the amount of $15,000 plus interest at 12% per annum. At November 12, 1998 the Company owed Trachyte approximately $15,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the six month period ended September 30, 1998.
 During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the South Bend Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the South Bend Project as of November 12, 1998.

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

Forward Looking Statements

 The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the South Bend Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.








PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

 In July 1997, Mr. Rowell was named in a lawsuit filed in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Act in connection with several transactions involving shares of the Company's common stock, principally a transaction in October 1996 between Mr. and Mrs. Rowell, where Mrs. Rowell agreed to transfer 5,000,000 shares of her common stock holdings to Mr. Rowell in payment to Mrs. Rowell of $200,000. The complaint sought damages from Mr. Rowell in excess of $600,000. Because it was an action for an alleged Section 16(b) violation of the Act, the damages were sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell were adverse.

 In September 1998, Mr. Rowell, without admitting liability, settled the complaint to avoid further legal expense and paid the Company $37,500 in cash, forgave $29,247 of indebtedness owed by the Company to Trachyte, and returned 1,037,420 shares of common stock to the Company, all pursuant to the approval of the settlement by the court on September 24, 1998. The Company then paid the attorney representing the plainfiff its costs and fees of $16,627. The settlement resulted in a net gain to the Company of $133,373.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 1998. None.

















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


Date: November 12, 1998