Form 10KSB
period 1999-03-31
STANDARD ENERGY CORP
filed 1999-07-08
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED March 31, 1999
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form
10-KSB, or any amendment to this Form 10-KSB    .

The Issuer's revenue for the fiscal year ended March 31, 1999 was $17,425.

As of June 25, 1999, 104,407,974 shares of the Issuer's common stock were issued and outstanding of which 44,024,974 shares were held by non-affiliates. As of June 25, 1999, the aggregate market value of shares held by non-affiliates (based upon the closing price reported by the Bulletin Board System of $0.15 bid) was approximately $6,600,000.

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

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 1999, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs.The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")
     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1999 were approximately as follows:

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

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 60,000 net acres at fiscal year ended March 31, 1999. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest". (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments with respect thereto.Based upon such evaluation, the Company abandons (writes off) those leaseholds for which it does not wish to continue making rental payments.The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to decline over the course of such period, primarily due to the downturn in the domestic oil industry.No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of such leases.

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means.During the Company's two fiscal years ended March 31, 1999 and 1998, revenues from the sale of oil and gas leasehold interests, and the percentage of the Company's consolidated revenues during such period represented by such revenues were zero for both years, reflecting the depth of the downturn in the domestic oil industry. (See "Consolidated Financial Statements")

     The Company's oil and gas leasehold inventory remained at approximately 60,000 net acres at the year ended March 31, 1999, including leaseholds acquired under the third-party agreements.Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds.

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

     The majority of the Company's BLM leasehold inventory at March 31, 1999 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon.Aggregate rentals paid by the Company during the years ended March 31, 1999 and 1998 for all oil and gas properties leased by it were approximately $17,000 and $16,000, respectively.The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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

     During fiscal 1999, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period.However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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

     During the Company's two fiscal years ended March 31, 1999 and 1998, revenues contributed to the Company's consolidated revenues by PIC were approximately $6,000 and $10,000, respectively.The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, was the result of the 1986 worldwide crude oil price collapse.As the result of such price collapse, PIC terminated the services of several employees, including its geologists. On June 19, 1998, oil prices collapsed to a 12-year low, set in 1986. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

     At June 25, 1999, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the South Bend Project had not been finalized or completed as of June 25, 1999.

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

Employees

     As of June 25, 1999, the Company had three employees, including two executive officers and one part time employee.In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landsmen to assist the Company in the preparation of its geologic information reports as needed.None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.


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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 1999 was approximately as follows:

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

     In September 1998, Mr. Rowell, without admitting liability, settled the complaint to avoid further legal expense and paid the Company $37,500 in cash, forgave $29,247 of indebtedness owed by the Company to Trachyte, and returned 1,037,420 shares of common stock to the Company, all pursuant to the approval of the settlement by the Court on September 24, 1998. The Company then paid the attorney representing the plaintiff its costs and fees of $16,627. The settlement resulted in a contribution of capital to the Company of $150,000.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 1999.


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

                                         Bid Price

                                     High           Low


          Fiscal Year 1998
     First Quarter  ..........    $  0.18        $  0.13
     Second Quarter ..........       0.25           0.13
     Third Quarter  ..........       0.25           0.16
     Fourth Quarter ..........       0.25           0.15


          Fiscal Year 1999
     First Quarter  ..........    $  0.19        $  0.10
     Second Quarter ..........       0.30           0.08
     Third Quarter  ..........       0.22           0.10
     Fourth Quarter ..........       0.19           0.14

          Fiscal Year 2000
     First Quarter  ..........    $  0.29        $  0.12
      (through June 25, 1999

Approximate Number of Equity Security Holders
Approximate number of record
        Title of Class                holders as of June 25, 1999

     Common Stock, par value $0.01 per share      1,800
     Preferred Stock, par value $0.01 per share   None Issued


     As of June 25, 1999, there were 104,407,974 shares of common stock outstanding and approximately 1,800 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not increased during the fiscal year ended March 31, 1999, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

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

Results of Operations

     The Company realized revenues of approximately $17,000 for the fiscal period ended March 31, 1999, compared with approximately $26,000 for the corresponding 1998 fiscal period. Cash requirements during the fiscal 1999 period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of investment Common Stock to private individuals.

     There were no oil and gas leasehold sales for the fiscal years ended March 31, 1999 and March 31, 1998. Revenues from the sale of the Company's geologic information services were approximately $6,000 for fiscal period ended March 31, 1999, compared with approximately $10,000 for the corresponding 1998 fiscal period. Revenues from the Company's geologic information services have declined steadily from the 1986 collapse of world crude oil prices. Revenue from oil production was approximately $11,000 for the fiscal period ended March 31, 1999, compared to approximately $16,000 for the corresponding 1998 fiscal period. Oil production revenues continue to decline reflecting current low world crude oil prices, and in June 1998, oil prices collapsed to a 12-year low, set in 1986.

     The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately $9,000 for the fiscal period ended March 31, 1999, compared to approximately $17,000 for the comparable fiscal 1998 period. Expenses associated with the Company's geologic information services were approximately $11,000 for the fiscal period ended March 31, 1999, compared to approximately $9,000 for the comparable fiscal 1998 period. There were no oil production and exploration costs during the fiscal periods ended March 31, 1999 and March 31, 1998. General and administrative expense for the fiscal period ended March 31, 1999, were approximately $110,000, compared to approximately $90,000 for the comparable 1998 fiscal period.

     The Company's net loss for the fiscal period ended March 31, 1999 was approximately $107,000, compared to approximately $98,000 for comparable 1998 fiscal period. The Company anticipates that it will continue to operate at a loss for the 1999 fiscal year, ended March 31, 1999, due to continued research and development costs and costs related to its oil and gas business. Research and development costs are currently accounted for under general and administrative expense.

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

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" [FASB 109] during the year ended March 31, 1994. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. At March 31, 1999 and 1998, the total of the deferred tax assets were $1,837,459 and $1,800,064 the total of all deferred tax liabilities were $0 and $(1,789). The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

     Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,837,459 and $1,800,064 as of March 31, 1999 and 1998, which has been offset against the deferred tax assets. The net change in the valuation allowance during the year ended March 31, 1999 was $37,395. The cumulative effect of the change in accounting for income taxes for prior years was not material to the statement of income for the year ended March 31, 1999. The financial statements for prior years have not been restated.

     The Company has available at March 31, 1999, unused tax operating loss carry forward of approximately $4,477,000 that may be applied against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements")

Financial Condition

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

     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. The reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 through fiscal 1993, ended March 31, 1992. (See Note 7 to "Consolidated Financial Statements")

     Because of these circumstances the Company is currently experiencing cash flow difficulties. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence. (See Note 7 to "Consolidated Financial Statements")

     For the fiscal period ended March 31, 1999, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its South Bend Project development.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 60,000 net acres at March 31, 1999, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the South Bend Project. Other assets are; (4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At June 25, 1999, the Biomass shares had little value being bid $0.01 and asked $0.05 on the electronic OTC Bulletin Board. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

Y2K Compliance

     Due to the Company's small size, it maintains all accounting books, records, and schedules in a manual system, and intends to continue such manual system, until such time as additional funding effectively warrants the cost to implement a computerized system for all of its records. Once funding is received and a computerized system is installed the cost factors and Y2K compliance will be addressed at that time. The Company does maintain desktop personal computers, but they are solely used for word processing. Any off the shelf program for under $100 could effectively handle any current or future Y2K word processing problem. Management fills that the Year-2000 problem will not materially affect the Company due to its current manual system.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company and Trachyte Oil Company ("Trachyte"), and Dean W. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of June 25, 1999, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass, partially resolving any future conflict of interest between the Company, Mr. Rowell, and Biomass. Although Mr. Rowell is no longer affiliated with Biomass, the Company holds in excess of 10% of the common stock of Biomass making the Company a controlled person of Biomass under the 1993 Act. Certain conflicts of interest may arise between the Company, Biomass, and Mr. Rowell, depending on future development of Biomass' technology by Biomass and the future results from the development of the Company's Biofuels Technology, to the extent both companies may be involved in the ethanol production business.

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

     None.

                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are setforth below:

     Name                Age       Position

     Dean W. Rowell       61       CEO/President/Chairman
     Pamela K. Nelson     41       Vice President/Secretary
     Michael M. Cannon    51       Director

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

SUMMARY COMPENSATION TABLE
Annual Compensation

                                           Other Annual Restrict
Name and Principal             Commissions Compensation   Stock  Options
Position           Year Salary And Bonuses    (Auto)     Awards   SAR's

Dean W.Rowell     1999 $   -0-      -0-      $4,000       -0-     -0-
President/CEO      1998 $   -0-      -0-      $4,000       -0-     -0-
                   1997 $   -0-      -0-      $4,000       -0-     -0-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 1999. During the same period, Mr. Rowell elected to sell stock in the Company due to limited corporate cash flow to pay Mr. Rowell a salary.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 25, 1999, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                            Number        Percentage
                                          of Shares       of Shares
     Name and Address                       Owned        Outstanding

     Dean W. Rowell (1)                  56,945,700          54.6%

     Pamela K. Nelson                     3,394,300           3.2%

     Michael M. Cannon                       43,000            .0%
     All Officers and Directors
       as a group                        60,383,000          57.8%
_____________
(1) Mr. Rowell is the beneficial owner of 40,000,000 shares held in the name of Trachyte. Kathleen Hogan, the former wife of Mr. Rowell, was granted 15,000,000 shares of Mr. Rowell's holdings in a Utah State Divorce Court ruling effective May 8, 1995. Since then Ms. Hogan has sold shares in private transactions. Ms. Hogan, in her statement to the Company, reported that she owns approximately 3,000,000 shares of the Company's common stock at June 25, 1999.

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

     During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercial-ization of the South Bend Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the South Bend Project as of June 25, 1999.

     During the fiscal period ended March 31, 1999, the Company continued to experience severe cash flow difficulties which have continued into the 1999 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company in the amount of $50,000 plus interest at 12% per annum. At June 25, 1999 the Company owed Trachyte approximately $32,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the fiscal period ended March 31, 1999.

     In July 1997, Mr. Rowell was named in a lawsuit filed in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Act in connection with several transactions involving shares of the Company's common stock, principally a transaction in October 1996 between Mr. and Mrs. Rowell, where Mrs. Rowell agreed to transfer 5,000,000 shares of her common stock holdings to Mr. Rowell in payment to Mrs. Rowell of $200,000. The complaint seeks damages from Mr. Rowell in excess of $600,000. Because this is an action for an alleged Section 16(b) violation of the Act, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse. (See Item 3"LEGAL PROCEEDINGS")

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the South Bend Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the South Bend Project with the Scales Group through June 25, 1999.

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

     B. The Company filed no Form 8-K during the fiscal year ended March 31, 1999. The financial statement information required by this portion of
Item 13 is submitted as a separate section at the rear of this Report.

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

June 25, 1999
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

               Signature                Capacity                 Date





          /s/ Dean W. Rowell       President and Director     June 25, 1999
            Dean W. Rowell         (Principal Executive,
                                   Financial and Accounting
                                        Officer)





          /s/ Pamela K. Nelson       Vice President           June 25, 1999
            Pamela K. Nelson       Corporate Secretary,
                                   Treasurer and Director



          /s/ Michael M. Cannon          Director             June 25, 1999
            Michael M. Cannon








EXHIBIT A




CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference of the consolidated financial statements of Standard Energy Corporation included in the Annual Report (Form 10-KSB) for the year ended March 31, 1999.


                         JONES, JENSEN & COMPANY










Salt Lake City, Utah
June 25, 1999






                         STANDARD ENERGY CORPORATION
                              AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999 and 1998































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

Consolidated Statements of Cash Flows......................8

Notes to the Consolidated Financial Statements.............9





































                        INDEPENDENT AUDITORS' REPORT

Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries at March 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 1999 and the consolidated results of their operations and their cash flows for the years ended March 31, 1999 and 1997, in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
June 4, 1999






                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                   March 31,
                                                     1999
ASSETS

CURRENT ASSETS
  Cash                                             $    9,604

    Total Current Assets                                9,604

PROPERTY AND EQUIPMENT, net (Note 2)                   18,500

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970 (Note 3)          -

OTHER ASSETS

  Oil and gas leases held for resale (Note 3)          71,653
  Pledged drilling bonds (Note 3)                      35,000
  Cash value of life insurance                          5,122

    Total Other Assets                                106,653

    TOTAL ASSETS                                   $  134,757




















The accompanying notes are an integral part of these consolidated financial statements

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,
                                                       1999


CURRENT LIABILITIES

  Accounts payable and accrued expenses           $   50,641
  Revolving line of credit                            31,811
  Note payable - related party (Note 5)               32,727

    Total Current Liabilities                        115,179


STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share
   authorized 10,000,000 shares, no shares
   issued and outstanding                                  -
  Common Stock; par value $.01 per share;
     200,000,000 shares authorized; 104,082,974
     shares issued and outstanding                 1,044,079
  Additional paid-in capital                       7,339,503
  Treasury stock                                     (83,253)
  Accumulated deficit                             (8,280,751)

    Total Stockholders' Equity                        19,578

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  134,757

















The accompanying notes are an integral part of these consolidated financial statements


                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Years Ended
                                                March 31
                                           1999         1998

REVENUES

  Oil and gas information services       $    6,185   $   10,346
  Oil production                             11,240       16,324

    Total Revenues                           17,425       26,670

EXPENSES

  Oil and gas information services           11,646        9,418
  Oil and gas leasehold interests             9,472       17,459
  Depreciation, depletion and amortization    4,000        4,000
  General and administrative                110,530       90,126

    Total Expenses                          135,648      121,003

OPERATING LOSS                           $ (118,223)  $  (94,333)

  Interest income and other                  15,469        1,693
  Interest expense                           (4,964)      (5,249)

    Total Other Income (Expense)             10,505       (3,556)

LOSS BEFORE INCOME TAXES                   (107,718)     (97,889)

INCOME TAX EXPENSE                                -            -

NET LOSS                                 $ (107,718)   $ (97,889)

NET LOSS PER SHARE                       $     (.00)   $     (.00)

FULLY DILUTED LOSS PER SHARE             $     (.00)   $     (.00)










The accompanying notes are an integral part of these consolidated financial statements

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                 For the Years Ended March 31, 1999 and 1997


                                            Additional
                               Common Stock   Paid-in      Accumulated
                                 Shares        Amount        Capital
   Deficit


Balance, March 31, 1997             -              -       104,082,974
  1,040,829    $ 7,161,253   $(8,075,144)


Net loss for the year
 ended March 31, 1998               -              -               -     -
        -              -      (97,889)

Balance of March 31, 1998           -              -        104,082,974
1,040,829      7,161,253      (8,173,033)

Common stock issued for
cash $0.10 per share                -              -            325,000
3,250         28,250           -


Acquisition of treasury stock   1,037,420        (83,253)            -
-                    -

Contribution of capital by
shareholder                         -               -                -
-            150,000             -

Net loss for the year ended
March 31, 1999                      -               -                -
-         -                   (107,718)

Balance, March 31, 1999          1,037,420     (83,253)    104,407,079
$1,044,079)  $ 7,339,503  $(8,280,751)












The accompanying notes are an integral part of these consolidated financial statements

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended
                                                  March 31
                                              1999         1998


CASH FLOWS FROM OPERATING ACTIVITES

  Net income (loss)                       $  (107,718)  $  (97,889)
  Adjustments to reconcile net loss to
     net cash used bt operating activities:
      Depreciation, depletion and amortization  4,000        4,000
       Allowance for oil and gas leases             -       23,811
  Changes in assets and liabilities
      (Increase) decrease accounts receivable
      and other assets                          6,645       15,299
      Increase (decrease) accounts payable and
      accrued expenses                         22,729        5,220

  Net Cash Provided (Used) by
      Operating Activities                    (74,344)     (49,559)

CASH FLOWS FROM INVESTING ACTIVITIES                -            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution of cash by shareholder          37,500            -
  Payments on notes payable to related
   parties                                     11,974       50,000
  Proceeds from issurance of common stock      31,500            -

  Net Cash Provided (Used) by
    Financing Acitivites                       80,974       50,000

NET INCREASE (DECREASE) IN CASH                 6,630          441

CASH AT BEGINNING OF YEAR                       2,974        2,533

CASH AT END OF YEAR                       $     9,604  $     2,974

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

Interest                                  $         -  $     1,616
Income taxes                              $         -  $         -




SCHEDULE OF NON-CASH FINANCING ACTIVITIES

  Contribution of capital by shareholder  $   112,500  $         -

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

Income Taxes

At March 31, 1999, the Company had net operating loss carryforwards of approximately $4,477,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.


Basis Loss Per Share

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 1999:

     Computers                          $    7,711
     Furniture and fixtures                 51,393
     Printing systems                       35,648
     Well and land files and maps          305,000
          Total                            399,752
          Less: accumulated depreciation  (381,252)
          Total                           $ 18,500

Depreciation expense for the years ended March 31, 1999 and 1998 was $4,000 and $4,000, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 1999 the Company was holding approximately $95,000 of oil and gas leases for resale. In 1998, an allowance of $23,811 was set up for possible unsaleable leases in the Grand Staircase Escalante National Park.

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

Litigation

The Company, together with Dean W. Rowell, the Company's President and principal shareholder, is party to a lawsuit filed in July 1997 in the United States District Court for the Southern District of New York. The complaint alleges that Mr. Rowell violated Section 16(b) of the Securities Exchange Act of 1934 in connection with several transactions involving shares of Company stock; principally, a transaction in October 1996 wherein Mr. Rowell and his wife, Mrs. Rowell, agreed to a transfer of 5,000,000 shares to Mr. Rowell and the payment by Mr. Rowell to Mrs. Rowell of $200,000. In that this is an action for an alleged Section 16(b) violation, the damages are sought on behalf of the Company, and as such, the interests of the Company and Mr. Rowell are adverse in this proceeding. The lawsuit seeks damages in excess of $600,000. Mr. Rowell has made an offer to settle for $150,000. IThis offer was accepted on September 28, 1998. As part of the settlement, Mr. Rowell contributed $37,500 in cash, forgave $29,247 in debt owned to the Company and returned 1,037,420 shares of commons tock to the Company's treasury valued at $83,253.

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

During 1997 and 1996, the Company made various issuances of common stock to Trachyte, an entity related to an officer, director and shareholder of the Company, during 1997 and 1996 for cash to provide working capital. (See
Note 8)


                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

NOTE 6 - INVESTMENT IN BIOMASS INTERNATIONAL, INC.

At March 31, 1999, the Company held 5,252,556 shares (15% equity interest) in Biomass International, Inc. (Biomass), a development stage company, which owns the exclusive right to market, develop and exploit the Biomass Process. The Biomass Process consists of the technology of producing ethanol, a motor fuel extender and octane enhancer and other products from common cellulose materials. Biomass has received technical certification (an independent chemical engineer's opinion that the process has technical feasibility) of the Biomass Process and is continuing in its efforts to obtain commercial certification (an independent engineer's opinion that the process has commercial feasibility) through the proposed construction of a commercial scale plant.

The Company's contribution and investment in Biomass was approximately $4,079,000 at March 31, 1999. Because the Biomass Process has not yet been proven commercially feasible, all of the Company's contributions have been considered to be research and development costs and were accounted for as operating expenses in prior years. Consequently, the investment in Biomass common stock is not reflected in the Company's accompanying consolidated balance sheets and management of Biomass can give no assurance that Biomass' attempts to obtain commercial certification will be successful or that Biomass can achieve profitable operations through commercialization of the Biomass Process.

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


                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

NOTE 8 - CAPITAL STOCK

Preferred Stock
The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 1999 and 1998.

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

NOTE 9 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                                  1999            1998
     Revenues

       Oil and gas information services     $  6,185        10,346
       Exploration and production             11,240        16,324
       Corporation and investment             15,469         1,693

                                              $32,894       $28,363
     Operating Profit (Loss) Before
      Extraordinary Items
       Oil and gas information services     $ (5,46l)      $   928
       Brokerage of leasehold interests       (9,472)      (17,459)
Exploration and production                    11,240        16,324
       Corporation and investment           (114,530)      (94,126)

                                           $(118,223)    $ (94,333)
     Identifiable Assets
       Oil and gas information services     $ 15,000     $  19,000
       Brokerage of leasehold interests       71,653        71,653
       Exploration and production             35,000        35,000
       Corporation and investment             13,104        13,119
                                            $134,757     $ 138,772
     Depreciation, Depletion and
      Amortization
       Oil and gas information services       $4,000        $4,000


                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements


NOTE 9 - INDUSTRY SEGMENTS (Continued)

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 1999 and 1998 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.