Form 10QSB
period 1999-06-30
STANDARD ENERGY CORP
filed 1999-08-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 1999

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

   Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933, as amended (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days. Yes  X  No    .
   Common Stock outstanding at August 10, 1999: 104,407,974 shares of $0.01 par value Common Stock.


DOCUMENTS INCORPORATION BY REFERENCE: NONE

FORM 10-QSB

Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For First Three months Ended June 30, 1999

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:


           PART I - FINANCIAL INFORMATION

                    Item                                         Page

   Item 1. Consolidated Balance Sheets -
              June 30, 1999 and March 31, 1999..................   3
           Consolidated Statements of Operations -
              For the three months
              ended June 30, 1999...............................   5
           Consolidated Statements of Cash Flows -
              For the three months ended
              ended June 30, 1999...............................   6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations - General........   7
           Results of Operations................................   8
           Financial Condition..................................   9
           Plan of Operation....................................  11
           Research and Development - South Bend Project........  11
           Inflation............................................  13
           Recent Accounting Pronouncements.....................  13
           Management's Conflicts of Interest...................  13
           Forward Looking Statements...........................  14

           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings....................................  15
   Item 2. Changes in Securities................................  15
   Item 3. Defaults upon Senior Securities......................  15
   Item 4. Submission of Matters to a Vote of Security Holders..  15
   Item 5. Other Information....................................  15
   Item 6. Exhibits.............................................  15
           Signature............................................  16
PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                   June 30        March 31
                                                    1999            1999
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    3,398      $    9,604
    TOTAL CURRENT ASSETS                                3,398           9,604

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          17,500          18,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 71,653          71,653
  Pledged drilling bonds                                  35,000          35,000
    TOTAL OTHER ASSETS                              106,653         106,653

    TOTAL ASSETS                                 $  127,551      $  134,757

















See notes to consolidated financial statements


                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                              June 30        March 31
                                               1999            1999
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   64,356       $  31,811
  Notes payable to related parties               57,964        32,727
  Accounts payable and accrued expenses          45,664        50,641
TOTAL CURRENT LIABILITIES                     167,984         115,179


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,407,974 shares at
     June 30, 1999                               1,044,079       1,044,079
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,339,503       7,339,503
  Retained earnings (deficit)                   (8,340,762)     (8,280,751)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                    40,433          19,578

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  127,551      $  134,757















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                 Three months Ended June 30
                                                       1999            1998

REVENUES
  Oil and gas information services                    $    1,350      $    1,350
  Sales of oil and gas leasehold interests                0          14,719
  Oil production                                      7,250           3,149
  Other income                                               356             346
                                                      8,956          19,564

COSTS AND EXPENSES
  Oil and gas information services                         2,070           1,883
  Oil and gas leasehold interests                         (5,648)          1,804
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                            1,757           3,732
  Project Cost                                            39,400               0
  General and administrative                              30,388          18,216
    TOTAL COSTS AND EXPENSES                           68,967        26,635

                  NET INCOME (LOSS)              $  (60,011)     $   (7,071)


                  NET INCOME (LOSS)              $     (.00)     $     (.00)


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                   Three months Ended June 30
                                                       1999            1998

Cash Flows From Operating Activities
  Net income (loss)                                  $   (60,011)     $   (7,071)
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     1,000           1,000
  Changes in:
       Accounts receivable                                0             300
         Accounts payable                            (4,977)          1,236

  Net cash provided by (used in)
   operating activities                             (63,988)         (4,535)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments  $         0      $        0
  (Increase) decrease oil & gas leasehold
   interests                                              0               0

  Net cash provided by (used in)
   investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $    57,782     $     7,210
  Proceeds from sale of common stock                           0               0

  Net cash provided by (used in)
   Financing activities                         $    57,782      $    7,210

Net Increase (Decrease) in Cash                 $    (6,206)     $    2,675

Cash at Beginning of Period                           9,604           2,974

Cash at End of Period                           $     3,398      $    5,649








See notes to consolidated financial statements.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended June 30, 1999, due to decreased activity in the domestic oil and gas exploration industry. Even though world oil prices have rebounded significantly, during the 3-month period ended June 30, 1999, it will take a significant length of time before domestic activities can respond to the price gain. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

 During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("City Garbage") into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of City Garbage derived cellulosic material ("Celmat"), biologically convertible into fuel-grade ethanol and lignin ("Lignin"), a coal-dust like hydrocarbon substance believed to be a usable boiler fuel and/or as a specialty chemical useable in the petro-chemical plastic resins industry (collectively the "Biofuels Technology").

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




Results of Operations

 The Company realized revenues of approximately $9,000 for the three-month period ended June 30, 1999, compared with approximately $19,000 for the corresponding period ended June 30, 1998. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of Rule 144 investment stock to private individuals.

 Revenues from oil and gas leasehold sales for the three-month period ended June 30, 1999 were zero compared to approximately $15,000 for the corresponding period ended June 30, 1998. There were no oil and gas leasehold sales, due to the Company's exploration inactivity.

 Revenues from the sale of the Company's geologic information services were approximately $1,300 for the three-month period ended June 30, 1999, compared with approximately $1,300 for the corresponding period ended June 30, 1998. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices. Since world oil prices have rebounded significantly during the 3-month period ended June 30, 1999, it is possible geologic information services could see an increase in activity.

 Revenue from oil production was approximately $7,000 for the three month period ended June 30, 1999, compared to approximately
$3,000 for the corresponding period ended June 30, 1998. Oil production revenues have risen in the Quarter reflecting the current rebound in world crude oil prices during the 3-month period ended June 30, 1999.

 The Company incurred expenses related to the Company's oil and gas leasehold sales of an approximate negative ($5,648) for the three-month period ended June 30, 1999, compared to approximately $1,800 for the comparable period ended June 30, 1998, due to leasehold rental expenses.

 Expenses associated with the Company's geologic information services were approximately $2,000 for the three-month period ended June 30, 1999, compared to approximately $1,900 for the comparable period ended June 30, 1998.

 Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended June 30, 1999. There were no costs for the period ended June 30, 1998, due to the Company's exploration inactivity. General and administrative expense for the three month period ended June 30, 1999 were approximately $30,000, compared to approximately $18,000 for the comparable period ended June 30, 1998.



 The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 2000, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink from worldwide crude oil prices. The Company also anticipates that it will operate at a loss for the remainder of the 2000 fiscal period, ended March 31, 2000, due to continued costs related to its oil and gas business and costs incurred for the South Bend Project.

 Expenses incurred for the South Bend Project are currently being accounted for under the line item "Project Cost" and amounted to $39,400 for the first fiscal quarter ended June 30, 1999. There were no costs for the comparable period ended June 30, 1998, due to the lack of research and development inactivity at that time.

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

 Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. Even though world oil prices have rebounded significantly, during the 3-month period ended June 30, 1999, it will take a significant length of time before domestic activities can respond to the price gain.

 The reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 through fiscal 1993, ended March 31, 1992.

 For the period ended June 30, 1999, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Dean W. Rowell, President of the Company, resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its South Bend Project development.

 Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" above)

 For the period ended June 30, 1999, Mr. Rowell was able to secure loans from the Company's credit cards up to approximately $44,000 and approximately $13,000 from Trachyte Oil Company ("Trachyte"). Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation is owned 100% by Mr. Rowell. These amounts largely offset the Company's cash flow shortfall during the Quarter.



 The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 60,000 net acres at June 30, 1999, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the South Bend Project. Other assets are;
(4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At June 30, 1999, the Biomass shares had little value being bid $0.005 and asked $0.01 on the electronic OTC:BB; symbol "BMSS". With little or no volume on a daily basis for the past four years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

 In 1993, the Company initiated a search for a way to commercially exploit the Biofuels Technology. New plant construction was ruled out due to the prohibitively high costs, together with the five to eight year time period required to locate a suitable site and construct a grassroots manufacturing facility. Idled plants, or plants operating uneconomically, were considered a more appropriate and viable alternative, resulting in the development by the Company of the South Bend Project.

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

 At August 10, 1999, the South Bend Project, fundamentally, is only an engineering concept where the Company is contemplating the purchase of two separate but presently operating industrial plants, for the purpose of retrofitting each plant with the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the South Bend Project had not been finalized or completed as of August 10, 1999.

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

Management's Conflicts of Interest

 Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of August 10, 1999, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.





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

 During the fiscal period ended March 31, 1999, the Company continued to experience severe cash flow difficulties, which have continued into the 2000 fiscal period, and in which Trachyte has received a demand note from the Company in the amount of $12,727 plus interest at 12% per annum. At August 10, 1999 the Company owed Trachyte approximately $13,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the three month period ended June 30, 1999.

 During the eight year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the South Bend Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the South Bend Project as of August 10, 1999.

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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 1999. None.














SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          STANDARD ENERGY CORPORATION
                                 (Registrant)












                          By:  /s/
                                  Dean W. Rowell, President and
                                  Chief Financial Officer


Dated: August 10, 1999