Form 10QSB
period 1999-09-30
STANDARD ENERGY CORP
filed 1999-11-18
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 1999

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

   Common Stock outstanding at November 12, 1999: 104,487,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE

FORM 10-QSB


Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For six months Ended September 30, 1999

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

           PART I - FINANCIAL INFORMATION

                    Item                                          Page

   Item 1. Consolidated Balance Sheets -
              September 30, 1999 and March 31, 1999..............   3
           Consolidated Statements of Operations -
              For the six months
              ended September 30, 1999...........................   5
              For the three months
              ended September 30, 1999...........................   6
           Consolidated Statements of Cash Flows -
              For the six months ended
              ended September 30, 1999...........................   7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations - General.........   8
           Results of Operations.................................   9
           Financial Condition...................................  10
           Plan of Operation.....................................  12
           Research and Development - Trashfuel Project..........  12
           Inflation.............................................  14
           Recent Accounting Pronouncements......................  14
           Management's Conflicts of Interest....................  14
           Forward Looking Statements............................  15

           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.....................................  16
   Item 2. Changes in Securities.................................  16
   Item 3. Defaults upon Senior Securities.......................  16
   Item 4. Submission of Matters to a Vote of Security Holders...  16
   Item 5. Other Information.....................................  16
   Item 6. Exhibits..............................................  16
PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                September 30      March 31
                                                    1999            1999
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $      800      $    9,604
    TOTAL CURRENT ASSETS                                  800           9,604

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          16,500          18,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 71,653          71,653
  Pledged drilling bonds                                  35,000          35,000
    TOTAL OTHER ASSETS                              106,653         106,653

    TOTAL ASSETS                                 $  123,953      $  134,757


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                           September 30      March 31
                                               1999            1999
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   57,367       $  31,811
  Notes payable to related parties              135,964        32,727
  Accounts payable and accrued expenses          67,268        50,641
TOTAL CURRENT LIABILITIES                     260,599         115,179


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,487,974 shares at
     September 30, 1999                          1,044,879       1,044,879
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,346,703       7,339,503
  Retained earnings (deficit)                   (8,444,975)     (8,280,751)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                  (136,646)         19,578

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  123,953      $  134,757















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               Six months Ended September 30
                                                       1999            1998

REVENUES
  Oil and gas information services                    $    2,400      $    3,354
  Sales of oil and gas leasehold interests                0          14,719
  Oil production                                     12,178           6,062
  Other income                                               720         139,236
                                                     15,298         163,371

COSTS AND EXPENSES
  Oil and gas information services                         5,494           5,840
  Oil and gas leasehold interests                         (2,354)          1,804
  Oil production                                          0               0
  Depreciation, depletion and amortization            2,000           2,000
  Interest                                            4,014           4,651
  Project Cost                                           122,291               0
  General and administrative                              48,077          60,773
    TOTAL COSTS AND EXPENSES                          179,522        75,068

                  NET INCOME (LOSS)              $ (164,224)     $   88,303


                  NET INCOME (LOSS)              $     (.00)     $      .00



















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                            Three months Ended September 30
                                                       1999            1998

REVENUES
  Oil and gas information services                    $    1,050      $    2,004
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      4,928           2,913
  Other income                                               364         138,890
                                                      6,342         143,807

COSTS AND EXPENSES
  Oil and gas information services                         3,424           3,957
  Oil and gas leasehold interests                          3,294               0
  Oil production                                          0               0
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                            2,257             919
  Project Cost                                            82,891               0
  General and administrative                              17,689          42,557
    TOTAL COSTS AND EXPENSES                          110,555        48,433

                  NET INCOME (LOSS)              $ (104,213)     $   95,374


                  NET INCOME (LOSS)              $     (.00)      $      .00



















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Six months Ended September 30
                                                       1999            1998

Cash Flows From Operating Activities
  Net income (loss)                                  $  (164,224)     $   88,303
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     2,000           2,000
  Changes in:
       Accounts receivable                                0          20,423
         Accounts payable                            16,627            (222)

  Net cash provided by (used in)
   operating activities                            (145,597)         69,658

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments  $         0      $        0
  (Increase) decrease oil & gas leasehold
   interests                                              0               0
  (Increase) decrease in treasury stock                     0         (83,253)


  Net cash provided by (used in)
   investing activities                         $         0      $  (83,253)

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $   128,793     $   (15,599)
  Proceeds from sale of common stock                       8,000          31,500

  Net cash provided by (used in)
   Financing activities                         $   136,793      $   15,901

Net Increase (Decrease) in Cash                 $    (8,804)     $    2,306

Cash at Beginning of Period                           9,604           2,974

Cash at End of Period                           $       800      $    5,280







See notes to consolidated financial statements.
PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended September 30, 1999, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

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

 As a result of the Company's research and development efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for a future commercial project and hired the engineering firm of W.J. Scales & Company of Boerne, Texas to develop and complete a Business Plan for the Company's "South Bend Project". During the Quarter ended September 30, 1999, that Business Plan was revised and renamed the Trashfuel Project. W.J. Scales then partnered with Limbach Company of Richmond, Virginia (collectively the "Scales Group") to construct the Trashfuel Project for the Company. The Business Plan is based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects. The Business Plan includes a plan to finance and develop the Trashfuel Project utilizing the Biofuels Technology. (See "Research and Development - Trashfuel Project" below)

 There can be no assurance that the required capital will be available to develop the Trashfuel Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Trashfuel Project. Expenses incurred for the Trashfuel Project are being accounted for under line item "Project Cost".




Results of Operations

 The Company realized revenues of approximately $15,000 for the six-month period ended September 30, 1999, compared with approximately $163,000 for the corresponding period ended September 30, 1998. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of Rule 144 investment stock to private individuals.

 Revenues from oil and gas leasehold sales for the six-month period ended September 30, 1999 were zero compared to approximately $15,000 for the corresponding period ended September 30, 1998. There were no oil and gas leasehold sales, due to the Company's exploration inactivity.

 Revenues from the sale of the Company's geologic information services were approximately $2,400 for the six-month period ended September 30, 1999, compared with approximately $3,400 for the corresponding period ended September 30, 1998. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices.

 Revenue from oil production was approximately $12,000 for the six-month period ended September 30, 1999, compared to approximately $6,000 for the corresponding period ended September 30, 1998. Oil production revenues were up this quarter reflecting current high world crude oil prices after oil prices collapsed in June 1998 setting a 25-year record low price.

 The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately ($2,400) for the six-month period ended September 30, 1999, compared to approximately $1,800 for the comparable period ended September 30, 1998.

 Expenses associated with the Company's geologic information services were approximately $5,400 for the six-month period ended
September 30, 1999, compared to approximately $5,800 for the comparable period ended September 30, 1998.

 Expenses associated with the Company's oil production and exploration activities were zero for the six-month period ended September 30, 1999, due the abandonment in fiscal 1998 of the Company's last operated well. There were no cost for the period ended September 30, 1998, due to the Company's exploration inactivity. General and administrative expense for the six-month period ended September 30, 1999 were approximately $48,000, compared to approximately $61,000 for the comparable period ended September 30, 1998. This decline reflects the Company's basic inactivity in its oil and gas sector.



 The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 2000, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink from unstable worldwide crude oil prices. The Company also anticipates that it will operate at a loss for the remainder of the 2000 fiscal period, ended March 31, 1999, due to continued costs incurred for its Trashfuel Project and costs related to its oil and gas business.

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

 Management is aggressively exploring additional financing for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the Trashfuel Project. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure project financing would substantially alter management's assumptions as herein presented.
 Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. The reduced activity in its oil and gas business, along with the Company's investment in Biomass International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through March 31, 1992. Because of these circumstances the Company is currently experiencing cash flow difficulties.

 For the period ended September 30, 1999, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Dean W. Rowell, President of the Company, resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its Trashfuel Project development.

 Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" above)

 For the period ended September 30, 1999, Mr. Rowell was able to secure loans from the Company's credit cards up to approximately $44,000 and approximately $131,000 from Trachyte Oil Company ("Trachyte"). Trachyte is a privately-held Utah corporation owned 100% by Mr. Rowell, the President of the Company. These amounts largely offset the Company's cash flow difficulties and quarterly operating deficit of approximately $164,000.

 On August 30, 1999, due to the Company's continued cash flow difficulties, the Company issued 80,000 newly issued shares of the Company's common stock investment shares at $0.10 per share to Stillpoint Group, a Nevada Corporation, in exchange for $8,000 cash.

 The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 40,000 net acres at September 30, 1999, including leaseholds acquired under its unrelated third-party agreements, and
(3) its plan for the full development of the Trashfuel Project. Other assets are; (4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At September 30, 1999, the


Biomass shares had little value being bid $0.005 and asked $0.01 on the electronic OTC:BB. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

 2. Aggressively pursue financing for the Trashfuel Project with the Scales Group and other current financial contacts.

 3. Continue research and development, testing City Garbage processing equipment and testing existing and new cellulose enzymes.

 4.   Continue design and development of the Trashfuel Project.

 5. Engage an investor relations person to disseminate information about the Company, its technologies, and the Trashfuel Project.

Research and Development - Trashfuel Project

 The Company continues to research and develop its technologies for the recycle of City Garbage into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of City Garbage derived cellulosic materials ("Celmat") convertible into fuel-grade ethanol and Lignin. These efforts have led management to believe that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future Trashfuel Project, based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects.





 In 1993, the Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants, or plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development by the Company of the old South Bend Project, which was based upon converting operating plants to utilize the Company's Biofuels Technology. Working with advisors, the Company has determined that a grassroots construction of a state of the art City Garbage fed recycle plant (the "Recycle Plant") co-located with a Celmat fed ethanol plant (the "Ethanol Plant") would optimize operations. The Trashfuel Project is based on this concept. In October, the Company announced that is conducting on-going discussions with the City of Philadelphia regarding the possibility of locating a Company owned Trashfuel Project plant in the City to process all of the City's municipal garbage.

 The Company, the Scales Group, and others are presently attempting to obtain a project loan with unrelated third parties to raise up to $250,000,000 (the "Loan"). The Loan, if obtained, would be used to finance the design, construction and initial operations of both the Recycle and Ethanol Plant facilities as a single economic unit. It is the Company's belief that combined, and operated as one economic unit, the two plants have better overall economic strengths than each plant would have if operated as separate units. There can be no assurance that the required Loan will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Trashfuel Project.

 The Company, providing it is successful in receiving the Loan, for which there is no assurance, anticipates building a Recycle Plant to operate as a City Garbage sorting plant which could recycle approximately 2,200,000 tons of City Garbage per year in 12-Modules, expandable to approximately 26-modules capable of processing 5,000,000 tons of City Garbage per year. Initial construction will consist of 2-Modules which will process 1,100 tons of City Garbage per day. Once the 2-Module design is operational, and proof of concept achieved, the plant will be expanded to the 12-Module design capable of processing 6,600 tons of City Garbage per day.


 The Recycle Plant will harvest all of the inorganic materials in City Garbage and recycle them into clean saleable products such as aluminum, copper, gold, steel, iron, glass, plastics, sand, gravel, dirt, etc. ("Salvage"). The organic Celmat harvested (approximately 60% of the total), consisting of paper, paper products, yard and wood wastes, etc., will provide a low=cost feedstock for the Ethanol Plant to manufacture Celmat into renewable ethanol fuel. The City Garbage would be supplied to the Recycle Plant by present haulers of City Garbage located in the Eastern U.S.


 The Company, providing it is successful in receiving the Loan, would construct an Ethanol Plant to operate using as feedstock for the production of ethanol. The design capacity of the 12-Module design Ethanol Plant will be approximately 85,000,000 gallons of ethanol per year from 1,300,000 tons of Celmat, expandable to 200,000,000 gallons per year from approximately 3,000,000 tons of Celmat per year, derived from 5,000,000 tons of City Garbage per year.

 At November 12, 1999, the Trashfuel Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of two separate industrial plants using the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels"). Final plans and final financial arrangements with unrelated third-parties for the Loan on the Trashfuel Project had not been finalized or completed as of November 12, 1999.

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

Management's Conflicts of Interest

 Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of November 12, 1999, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

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

 During the fiscal period ended March 31, 1999, the Company continued to experience severe cash flow difficulties, which have continued into the 2000 fiscal period, and in which Trachyte has received a demand note from the Company in the amount of $12,727 plus interest at 12% per annum. At November 12, 1999 the Company owed Trachyte approximately $131,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the six month period ended September 30, 1999.

 During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Trashfuel Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Trashfuel Project as of November 12, 1999.

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

Forward Looking Statements

 The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the Trashfuel Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 1999. None.

























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


Date: November 12, 1999