Form 10QSB
period 1999-12-31
STANDARD ENERGY CORP
filed 2000-03-24
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED December 31, 1999

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

   Common Stock outstanding at February 8, 2000: 104,926,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE

FORM 10-QSB


Financial Statements and Schedules

STANDARD ENERGY CORPORATION

For nine months Ended December 31, 1999

   The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

           PART I - FINANCIAL INFORMATION

                    Item                                          Page

   Item 1. Consolidated Balance Sheets -
              December 31, 1999 and March 31, 1999...............   3
           Consolidated Statements of Operations -
              For the nine months
              ended December 31, 1999............................   5
              For the three months
              ended December 31, 1999............................   6
           Consolidated Statements of Cash Flows -
              For the nine months ended
              ended December 31, 1999............................   7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations - General.........   8
           Results of Operations.................................   9
           Financial Condition...................................  10
           Plan of Operation.....................................  12
           Research and Development - Trashfuel Project..........  12
           Inflation.............................................  14
           Recent Accounting Pronouncements......................  14
           Management's Conflicts of Interest....................  14
           Forward Looking Statements............................  16

           PART II - OTHER INFORMATION

   Item 1. Legal Proceedings.....................................  16
   Item 2. Changes in Securities.................................  16
   Item 3. Defaults upon Senior Securities.......................  16
   Item 4. Submission of Matters to a Vote of Security Holders...  16
   Item 5. Other Information.....................................  16
   Item 6. Exhibits..............................................  16
           Signature Page........................................  17



10-QSB12.99/disk-13A

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                December 31      March 31
                                                    1999            1999
                                                 (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                           $    5,232      $    9,604
    TOTAL CURRENT ASSETS                                5,232           9,604

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                          15,500          18,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                 71,653          71,653
  Pledged drilling bonds                                  25,000          35,000
    TOTAL OTHER ASSETS                               96,653         106,653

    TOTAL ASSETS                                 $  117,385      $  134,757













See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                           December 31      March 31
                                               1999            1999
                                            (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                            $   60,497       $  31,811
  Notes payable to related parties              194,500        32,727
  Accounts payable and accrued expenses          50,653        50,641
TOTAL CURRENT LIABILITIES                     305,650         115,179


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
   Authorized 200,000,000 shares; issued
   and outstanding 104,926,974 shares at
     December 31, 1999                      1,049,215       1,044,079
  Preferred Stock, par value $.01 per share;
   Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                     7,382,877       7,339,503
  Retained earnings (deficit)                   (8,537,104)     (8,280,751)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                  (188,265)         19,578

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  117,385      $  134,757















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               Nine months Ended December 31
                                                       1999            1998

REVENUES
  Oil and gas information services                    $    3,900      $    4,200
  Sales of oil and gas leasehold interests                0          14,719
  Oil production                                     17,933           8,875
  Other income                                             1,075         140,301
                                                     22,908         168,095

COSTS AND EXPENSES
  Oil and gas information services                         7,349           9,173
  Oil and gas leasehold interests                         (2,354)          1,804
  Oil production                                          0           7,228
  Depreciation, depletion and amortization            3,000           3,000
  Interest                                            6,144           5,699
  Project Cost                                           201,344               0
  General and administrative                              63,777          83,764
    TOTAL COSTS AND EXPENSES                          279,260       110,668

                  NET INCOME (LOSS)              $ (256,352)     $   57,427


                  NET INCOME (LOSS)              $     (.00)     $      .00


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Three months Ended December 31
                                                       1999            1998

REVENUES
  Oil and gas information services                    $    1,500      $      846
  Sales of oil and gas leasehold interests                0               0
  Oil production                                      5,755           2,813
  Other income                                               355           1,065
                                                      7,610           4,724

COSTS AND EXPENSES
  Oil and gas information services                         1,855           3,333
  Oil and gas leasehold interests                              0               0
  Oil production                                          0           7,228
  Depreciation, depletion and amortization            1,000           1,000
  Interest                                            2,130           1,048
  Project Cost                                            79,053               0
  General and administrative                              15,700          22,991
    TOTAL COSTS AND EXPENSES                           99,738        35,600

                  NET INCOME (LOSS)              $  (92,128)     $  (30,876)


                  NET INCOME (LOSS)              $     (.00)      $    (.00)


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Nine months Ended December 31
                                                       1999            1998

Cash Flows From Operating Activities
  Net income (loss)                                  $  (256,352)     $   57,427
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
       Depreciation and depletion                     3,000           3,000
  Changes in:
       Accounts receivable                                0           1,373
         Accounts payable                                12             153

  Net cash provided by (used in)
   operating activities                            (253,340)         61,953

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments  $    10,000      $        0
  (Increase) decrease oil & gas leasehold
   interests                                              0               0
  (Increase) decrease in treasury stock                     0         (83,253)


  Net cash provided by (used in)
   investing activities                         $    10,000      $  (83,253)

Cash Flows From Financing Activities
  Increase (decrease) in notes payable               $   190,458     $   (13,174)
  Proceeds from sale of common stock                      48,510          31,500

  Net cash provided by (used in)
   Financing activities                         $   238,968      $   18,326

Net Increase (Decrease) in Cash                 $    (4,372)     $   (2,974)

Cash at Beginning of Period                           9,604           2,974

Cash at End of Period                           $     5,232      $        0






See notes to consolidated financial statements.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

 The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended December 31, 1999, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

 During the current fiscal period, the Company continues to research and develop its technologies for the recycle of municipal solid waste ("City Garbage") into (1) valuable recycled metals, glass, plastics, etc., products that are saleable in the existing commercial salvage markets and (2) the recovery of cellulosic material, consisting largely of paper products ("Celmat"), derived from City Garbage and convertible into fuel-grade ethanol and lignin ("Lignin"), a coal-like aromatic substance believed to be a usable boiler fuel and/or a specialty chemical useable in the petro-chemical industry (collectively the "Biofuels Technology").

 As a result of the Company's research and development efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for a future commercial project and hired the engineering firm of W.J. Scales & Company of Boerne, Texas to develop and complete a Business Plan for the Company's Philadelphia "Trashfuel Project". W.J. Scales then partnered with Limbach Company of Richmond, Virginia (collectively the "Scales Group") to construct the Trashfuel Project for the Company. The Business Plan is based on the Scales Group present technical engineering designs and experience in the development of large new commercial projects. The Business Plan includes a plan to finance and develop the Trashfuel Project utilizing the Biofuels Technology. (See "Research and Development - Trashfuel Project" below)

 There can be no assurance that the required capital will be available to develop the Trashfuel Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Trashfuel Project. Expenses incurred for the Trashfuel Project are being accounted for under line item "Project Cost".




Results of Operations

 The Company realized revenues of approximately $23,000 for the nine-month period ended December 31, 1999, compared with approxi-mately $168,000 for the corresponding period ended December 31, 1998. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of Rule 144 investment stock to private individuals.

 Revenues from oil and gas leasehold sales for the nine-month period ended December 31, 1999 were zero compared to approximately $15,000 for the corresponding period ended December 31, 1998. There were no oil and gas leasehold sales, due to the Company's exploration inactivity.

 Revenues from the sale of the Company's geologic information services were approximately $4,000 for the nine-month period ended December 31, 1999, compared with approximately $4,000 for the corresponding period ended December 31, 1998. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices.

 Revenue from oil production was approximately $18,000 for the nine-month period and approximately $6,000 for three-month period ended December 31, 1999, respectively, compared to approximately $9,000 and approximately $3,000 for the corresponding periods ended December 31, 1998. Oil production revenues were up as a result of increased world crude oil prices.

 The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately ($2,400) for the nine-month period ended December 31, 1999, compared to approximately $1,800 for the comparable period ended December 31, 1998.

 Expenses associated with the Company's geologic information services were approximately $7,000 for the nine-month period ended December 31, 1999, compared to approximately $9,000 for the comparable period ended December 31, 1998.

 Expenses associated with the Company's oil production and exploration activities were zero for the nine-month period ended December 31, 1999, due the abandonment in fiscal 1998 of the Company's last operated well. There were no cost for the period ended December 31, 1998, due to the Company's exploration inactivity. General and administrative expense for the nine-month period ended December 31, 1999 were approximately $64,000, compared to approximately $84,000 for the comparable period ended December 31, 1998. This decline reflects the Company's basic inactivity in its oil and gas sector.



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

 Management continues to explore additional financing alternatives for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the Trashfuel Project. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure project financing would substantially alter management's assumptions as herein presented.

 Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas broker-age activity of the Company. The reduced activity in its oil and gas business, along with the Company's investment in Biomass
International, Inc. ("Biomass") without any intervening revenues, have resulted in the Company incurring losses in its Biomass investment aggregating approximately $4,100,000 from fiscal 1981 through March 31, 1992. Because of these circumstances the Company is currently experiencing cash flow difficulties.

 For the period ended December 31, 1999, the Company had no additional research and development expense in Biomass, nor does it expect to make any further investments in Biomass in the future, nor does it expect to recover its investment in Biomass. On December 19, 1997, Dean W. Rowell, President of the Company, resigned as an officer and director of Biomass to more fully pursue the Company's oil and gas business and its Trashfuel Project development.

 Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence. In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. (See "Consolidated Financial Statements" above)

 For the period ended December 31, 1999, Mr. Rowell was able to secure loans from the Company's credit cards up to approximately $44,000 and approximately $131,000 from Trachyte Oil Company ("Trachyte"). Trachyte is a privately-held Utah corporation owned 100% by Mr. Rowell, the President of the Company. These amounts largely offset the Company's cash flow difficulties and quarterly operating deficit of approximately $164,000.

 On August 31, 1999, due to the Company's continued cash flow difficulties, the Company issued 80,000 newly issued shares of the Company's common stock investment shares at $0.10 per share to one unrelated third party, in exchange for $8,000 in cash. In November, 1999, the Company issued 200,000 newly issued shares of the Company's common stock investment shares at $0.08 per share to two unrelated third parties, in exchange for $16,000 cash; and 139,000 shares of the Company's common stock investment shares at $0.09 per share to four unrelated third parties, in exchange for $12,510 cash.
 On December 21, 1999 due to the Company's continued cash flow difficulties, the Company issued 100,000 newly issued shares of the Company's common stock investment shares at $0.12 per share to one unrelated third party, in exchange for $12,000 cash.

 The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 40,000 net acres at December 31, 1999, including leaseholds acquired under its unrelated third-party agreements, and
(3) its plan for the full development of the Trashfuel Project.
Other assets are; (4) the $4,477,000 tax loss carry forward, and (5) the 5,252,556 shares of Biomass common stock. At December 31, 1999, the Biomass shares had little value being bid $0.005 and asked $0.01 on the electronic OTC:BB. With little or no volume on a daily basis for the past three years, Rule 144 sales of its Biomass shares appear impractical for the Company in the foreseeable future.

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

 In 1993, the Company initiated a search for a way to commer-cially exploit the Biofuels Technology. Idled plants, or plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which was based upon converting current City Garbage incineration plants and current operating ethanol plants, utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operation incineration and ethanol plants.

 Working with advisors, the Company has determined that a grassroots construction of a state of the art City Garbage fed recycle plant (the "Recycle Plant") co-located with a Celmat fed ethanol plant (the "Ethanol Plant") would optimize operations. The Trashfuel Project is based on this concept. In October, the Company announced that it is conducting on-going discussions with the City of Philadelphia regarding the possibility of locating a Company owned Trashfuel Project plant in the City to process all of the City's municipal garbage.

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



 The Recycle Plant will harvest all of the inorganic materials in City Garbage and recycle them into clean saleable products such as aluminum, copper, gold, steel, iron, glass, plastics, sand, gravel, dirt, etc. ("Salvage"). The organic Celmat harvested (approximately 60% of the total), consisting of paper, paper products, yard and wood wastes, etc., will provide a low-cost feedstock for the Ethanol Plant to manufacture Celmat into renewable ethanol fuel. The City Garbage would be supplied to the Recycle Plant by present haulers of City Garbage located in the Eastern U.S.

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

 At February 8, 2000, the Trashfuel Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of two separate industrial plants using the Company's Biofuels Technology, while present operations continue uninterrupted at each plant site. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Standard EnviroSystems, Inc. ("EnviroSystems") and Biofuels, Inc. ("Biofuels").

 Final plans and final financial arrangements with unrelated third-parties for the Loan on the Trashfuel Project had not been finalized or completed as of February 8, 2000.

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

Management's Conflicts of Interest

 Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. As of February 8, 2000, Mr. Rowell owns beneficially approximately 50% of the common stock of the Company and 100% of the common stock of Trachyte.

 Geologic and other information which the Company has or develops is available to Mr. Rowell, as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell.Such information is also available to Mr. Rowell, without cost, in connection with Mr. Rowell's personal participation in the Leasing Programs.

 On December 19, 1997, Mr. Rowell resigned as an officer and director of Biomass, partially resolving any future conflict of interest between the Company, Mr. Rowell, and Biomass. Although
Mr. Rowell is no longer affiliated with Biomass, the Company holds in excess of 10% of the common stock of Biomass making the Company a controlled person of Biomass under the Security Act of 1933, as amended (the "Act"). Certain conflicts of interest may arise between the Company, Biomass, and Mr. Rowell, depending on future develop-ment of the biomass technology by Biomass and the future results from the development of the Company's Biofuels Technology, to the extent both companies may be involved in the ethanol production business.

 During the fiscal period ended March 31, 1999, the Company continued to experience severe cash flow difficulties, which have continued into the 2000 fiscal period, and in which Trachyte has received a demand note from the Company in the amount of $12,727 plus interest at 12% per annum. At February 8, 2000 the Company owed Trachyte approximately $131,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgive-ness during the nine month period ended December 31, 1999.

 During the seven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Trashfuel Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Trashfuel Project as of February 8, 2000.

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



Forward Looking Statements

 The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the Trashfuel Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competi-tive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 1999. None.














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


Date: February 8, 2000