Form 10KSB
period 2000-03-31
STANDARD ENERGY CORP
filed 2000-06-29
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED March 31, 2000
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2000 was $30,110.

As of June 27, 2000, 105,261,974 shares of the Issuer's common stock were issued and outstanding of which 45,563,757 shares were held by non-affiliates. As of June 27, 2000, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.20 bid, was approximately $9,112,751.

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

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell, is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Mr. Rowell's 35-year experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2000, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2000 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                7,234           7,234
               Wyoming             6,738           4,799
               Montana             4,442           2,961
               Total              18,414          14,994

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 40,000 gross acres at fiscal year ended March 31, 2000. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments with respect thereto. Based upon such evaluation, the Company abandons (writes off) those leaseholds for which it does not wish to continue making rental payments. The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to decline over the course of such period, primarily due to the downturn in the domestic oil industry. No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of its leases.

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2000 and 1999, revenues from the sale of oil and gas lease royalties during such period were approximately $25,000 and $11,000 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")
     The Company's oil and gas leasehold inventory remained at approximately 58,000 gross acres and approximately 35,000 net acres at the year ended March 31, 2000, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past year.

     The Company retains a royalty interest, ranging from 1% to 6%, in substantially all of the leaseholds which it has resold. Since 1981, the Company has not received any substantial earnings from retained royalty interests in resold leaseholds. The majority of the leases acquired by the Company are leaseholds granted by the BLM subject to a 12-1/2% gross royalty interest in favor of the federal government's BLM.

     The majority of the Company's inventory of undeveloped leases are subject to the jurisdiction of the BLM, with the balance being leased from agencies of various Rocky Mountain states. As a result of the advance lease deposits required under the Leasing Programs, and the Company's current working capital difficulties, it may be expected that the percentage of leases acquired in the future from such states may increase. BLM leaseholds granted under the old leasing program are leased by the BLM at an annual rental of $1.00 per acre on all leases acquired prior to January 1, 1988, $1.50 per acre on all leases acquired after such date, and $2.00 per acre for leases acquired and held for more than five years.

     The majority of the Company's BLM leasehold inventory at March 31, 2000 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2000 and 1999 for all oil and gas properties leased by it were approximately $2,000 and $9,000, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

Leasing Programs

     The federal government's Leasing Program is administered by the BLM pursuant to the Minerals Leasing Act of 1920, as amended. Under such Act, properties are made available to the public by means of a competitive bidding system. Properties receiving no bid are assigned to the Leasing Program. In the Leasing Program, applicants filing for a given leasehold by a set date are deemed to have filed simultaneously with other applicants and thus are eligible to participate in the drawing. Under the Leasing Program, applicants are required to deposit the first year rental payments for each property applied for at the time of filing an application. Funds advanced to the BLM as deposits do not bear interest.

     During fiscal 2000, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

     The BLM has on several previous occasions, since the Mineral Leasing Act of 1920, suspended and/or modified the BLM Leasing Program. No assurance can be given that current Leasing Programs will not be subsequently eliminated, modified or suspended, or that the Company will be able to actively participate in or derive profits from the Leasing Programs.

Geological Information Services

     The Company, through its wholly-owned subsidiary, PIC, provides a variety of geologic lease evaluation services.PIC makes available to subscribers monthly reports containing information which evaluates leases offered in the Leasing Programs. Such information includes comprehensive geologic data, recommendations and reports with respect to leaseholds offered in the Leasing Programs, including PIC's evaluation of the production prospects of such leaseholds and, frequently, an estimated resale value for such leaseholds, the names of selected participants, results of auction sales and drawings, and other information. In addition to such monthly reports, PIC also sells information with respect to individual oil and gas properties throughout the Rocky Mountain area.

     The geologic and other information which PIC makes available through its reporting services is obtained from different sources, including PIC's internal files which contain well and land oil and gas exploration data on a historical basis in the nine-state area comprising the Rocky Mountain region. Such data is interpreted and summarized by PIC's part-time in-house geologists and landsmen.

     PIC, through a wholly-owned subsidiary, also provides oil and gas mapping services with respect to properties located throughout the Rocky Mountain region. PIC prepares base survey and geologic maps on various scales, reflecting significant oil and gas well drilling activity in a particular area.

     During the Company's two fiscal years ended March 31, 2000 and 1999, revenues contributed to the Company's consolidated revenues by PIC were approximately $5,000 and $6,000, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Low oil prices since the 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

     The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.
Competition

     The Company experiences substantial competition in its business of buying and selling oil and gas leaseholds. The Company's competitors include oil companies, as well as numerous independent operators, many of whom have substantially greater resources than the Company and its affiliates. The Leasing Programs, and in particular, the feature which requires advance deposit of annual lease rentals at the time of applying for such leases, has the effect of favoring companies with financial resources greater than the Company's and its affiliates'.

     With respect to its geologic information services, the Company experiences competition from individual operators who advise as to the geologic potential of properties listed for lease under the Leasing Programs and other oil and gas properties, as well as from publishers of newsletters providing certain information similar to that which the Company makes available to its subscribers. The Company believes itself to be a factor in the geologic information services industry in the Rocky Mountain States, premised upon the quality and volume of its land records, the number of subscribers to its publications and the extremely limited number of competitors, comprised mostly of individuals, offering similar, but what management believes to be less complete services to the general public.

     The Company's competitors in oil and gas exploration, development and production include major oil companies, numerous independent oil and gas companies, individual proprietors and drilling programs. Many of such competitors possess greater financial resources than those available to the Company.

Research and Development - Biofuels Technology

     The Company continues to research and develop its latest technologies for the recycle of municipal solid waste ("City Garbage") into the following valuable recycled products: (1) inorganic materials consisting of clean aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. ("Salvage"); (2) organic cellulosic materials consisting of clean paper, paper products, yard and wood wastes, etc. ("Celmat") which is approximately 60% of the total volume of City Garbage; (3) the conversion of Celmat into ethanol fuel; and (4) the recovery of Celmat "Lignin" for boiler fuel. (collectively the "Biofuels Technology").

     The Salvage material harvested from City Garbage at the recycle plant will be sold into the commercial salvage market of each local area where a City Garbage recycle plant is located, while the Celmat harvested during the same operation, will be baled and railed, or conveyed, to a Celmat processing center where the low-cost Celmat will be manufactured into ethanol fuel and Lignin. Lignin is the polymeric substance and the cementing material that forms the woody cell walls of all plant life grown on earth. It is a brown-flour looking coal-like substance believed to be a usable as a boiler fuel. Celmat is the inverted sugar portion inside the woody cell walls of all plant life. The inverted sugars are converted to fermentable sugars, principally, glucose using the Biofuels Technology.
     The Lignin and plastics recovered in the Biofuels Technology process, together with natural gas as the burner tip control boiler fuel, will produce enough steam to power a 35 megawatt power plant for all the electrical needs of a "Trashfuel Plant Project". Lignin may also be useable as a specialty chemical to produce a plastics resin replacement in the petro-chemical industry.

     The above efforts by the Company have led management to believe that the Company has developed what appears to be a commercial application of the Biofuels Technology for all future Trashfuel Plant Projects, based upon the technical engineering designs and experience of the Company and its engineering and management contractor, W.J. Scales & Company, who is the managing partner of a joint venture between W.J. Scales & Co., and design engineers Saulsbury Engineering Company, and the Limbach Company construction unit of Enron Corporation (the "Scales Group") in the development of large new commercial projects.

     In 1993, the Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants, or plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which was based upon converting current City Garbage incineration plants and current operating ethanol plants into Trashfuel Plant Projects utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operating incineration and ethanol plants.

     In October 1999, the Company announced that it was conducting on-going discussions with the City of Philadelphia regarding the possibility of locating a Company owned Trashfuel Plant Project in the City to process all of the City's municipal garbage. These discussion continue with City officials but currently appear to be a possibility only in future years.

     Meanwhile, working with its advisors, the Company has determined that construction of a state-of-the-art grassroots City Garbage fed recycle plant, Celmat fed ethanol plant, and lignin/natural gas fired power plant, operating as the Mayfair Energy Corporation ("Mayfair"), currently a wholly-owned subsidiary of the Company, could more readily result in an operating facility using City Garbage from other municipalities as feedstock (the "Mayfair Project") to be located on approximately 160 acres of land in the Blue Mountain area of North Central Pennsylvania approximately 10 miles west of Pottsville, Pennsylvania. (the "Breaker Property").

     The Company has completed the negotiation of a 25-year commercial lease agreement with the owner of the Breaker Property conditioned upon obtaining a change of use permit for the Breaker Property from coal mining to ethanol production using City Garbage as the feedstock material.

     The Company is required to obtain a change of use permit from the Schuylkill County, Pennsylvania zoning commission prior to entry upon the Breaker Property. The Company has prepared a change of use plan from coal mining to ethanol production using City Garbage as feedstock material to produce ethanol fuel (the "Marketing Plan"). The Company expects to submit the Marketing Plan to several other Schuylkill County agencies for operating permit approvals.

     The Company reports initial reaction from Schuylkill County officials to be very favorable as the Marketing Plan estimates the Mayfair Project will provide full time jobs for approximately 500 new employees, plus the creation of approximately 200 construction jobs during the approximate 30-month construction period. Upon receiving a favorable letter from Schuylkill County officials on the land use change contemplated in the Marketing Plan, a closing date can be established to complete the transaction between Mayfair and Dekko (the "Closing") and, provided it is successful in receiving the Loan, for which there is no assurance. Actual approval from the zoning commission is not required under the Loan Agreement to close the initial Phase 1 portion of the Loan at Closing.

     On December 7, 1999, the Company executed an underwriting agreement on behalf of Mayfair and Triad Associates, Inc. ("Triad"), a New Jersey based private placement organization, to assist the Company in obtaining a $275,000,000 loan for Mayfair on the Mayfair Project (the "Loan"). On May 4, 2000, Mayfair executed the Loan commitment agreement with Dekko Management International Ltd. ("Dekko") with headquarters also located in New Jersey at the offices of Triad (the "Loan Agreement"). As of June 27, 2000, the Company paid Dekko affiliates an initial underwriting fee of $140,000 in exchange for the execution of the Loan Agreement.

     The terms of the Loan include monthly interest only payments calculated using the six month Libor rate plus 3% with a minimum to be not less than 9%, the rate being fixed for the term of the Loan. The term of the Loan is a five year balloon with two (2) one year extensions. One hundred percent (100%) of the net profit is to be applied to the principal prior to any dividend payments to shareholders. The Loan is to be secured by any and all property, including the equipment, furniture, and fixtures of the Mayfair Project. All shares of Mayfair shall be held in escrow for seven (7) years pending the Loan payout period. Due to the pending nature of both the Breaker Lease Property Agreement and the Dekko Loan Agreement, they have not been submitted as exhibits to this Form 10-KSB.

     Upon Closing, for which there is no assurance, and upon receipt of the $75,000,000 Phase 1 Loan draw amount from Dekko, Mayfair will be owned 55% by the Company and 45% by Dekko until payout of the Loan and all accrued interest, at which time the Company will have the option to purchase Dekko's 45% interest in Mayfair at the then MIA appraised value of Mayfair. Under the Loan Agreement the Company is required to advance another $200,000 underwriting fee to Dekko and its affiliates on or before the Closing, after which the Company expects to be in full compliance with all the terms of the Loan Agreement and the Closing is expected to take place at the offices of the Company's attorneys in Doylestown, Pennsylvania.

     Under the Loan Agreement the Company is required to provide all the Loan documents for execution between Mayfair and Dekko, including the delivery of a 25-year base lease for the Breaker Property. Dekko is expected to disburse $75,000,000 to Mayfair at the Closing as Phase I financing for the Mayfair Project. Simultaneously, the Closing agent is expected to disburse approximately $22,000,000 in underwriting and other costs leaving Mayfair a balance of approximately $53,000,000 to construct an initial 2-module commercial plant ("2-Mod Plant") to process 1,000 tons per day of City Garbage at the Breaker Property site. The City Garbage as feedstock for the Mayfair Project will be supplied by present private haulers of City Garbage located throughout the Eastern U.S. delivered to the Breaker Property gate. Actual delivery contracts are not required under the Loan Agreement to close the Phase 1 portion of the Loan at Closing.

     Once the 2-Mod Plant is producing ethanol in commercial quantities another 10-modules will be constructed to complete the full 12-module plant Mayfair Project design. Between Month 13 and 16, Dekko will release $100,000,000 of Phase II financing to construct modules 3 through 6. Then, between Month 17 and 22, Dekko will release the final $100,000,000 of Phase III financing to construct modules 7 through 12. There can be no assurance that the required Loan will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct any of its Trashfuel Plant Projects.

     The Company, provided it is successful in receiving the Loan, for which there is no assurance, anticipates constructing the Mayfair Project plant facilities to process and recycle approximately 2,000,000 tons of City Garbage per year through a 12-Module design. Initial construction would consist of 2-Modules which would process approximately 500 tons per day of City Garbage each. Once the 2-Module design is operational, and proof of concept achieved, the plant would be expanded to the full
12-Module design capable of processing approximately 6,000 tons per day of City Garbage.

     The Company, provided it is successful in receiving the Loan, would construct the Mayfair Project plant facilities to operate utilizing City Garbage as feedstock for the production of ethanol fuel. The design capacity of the 12-Module design would produce approximately 77,000,000 gallons of ethanol per year from 1,200,000 tons of Celmat per year, expandable to 200,000,000 gallons per year from approximately 3,000,000 tons of Celmat per year, all derived from approximately 5,000,000 tons of City Garbage per year.

     Upon receipt of the $75,000,000 Phase 1 Loan draw amount, the Company anticipates applying to the Pennsylvania Department of Environmental Protection (DEP) to operate the Mayfair Project plant facilities to process and recycle approximately 2,000,000 tons of City Garbage per year at the Breaker Property in Schuylkill County in accordance with the Marketing Plan. The DEP permit is required before the Company can process City Garbage through its newly proposed Mayfair Project Plant, which processing approvals may take as long as one year to receive.

     At June 27, 2000, the Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of a grassroots industrial plant complex utilizing the Company's Biofuels Technology to manufacture ethanol and other saleable products derived and harvested from the contents of City Garbage. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of June 27, 2000.

Government Regulations

     The Company's business is subject to extensive federal, state and local regulation. Management believes that the Company operations are in material compliance with applicable laws, but is unable to predict what additional government regulations, if any, affecting the Company's business, may be enacted in the future; how existing or future laws and regulations might be interpreted; or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts business or wishes to commence business.

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

Employees

     As of June 27, 1999, the Company had three employees, including two executive officers and one part time employee.In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landsmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.
Item 2.  PROPERTIES

Headquarters

     The Company's executive offices are located in a 4,000 square foot building. The premises are leased from a non-affiliated party, at an annual rental of approximately $35,000 per year, on a three (3) year renewable lease. Such space is shared with Trachyte Oil Company ("Trachyte"), an affiliate of the Company, who pays the Company approximately $11,000 per year for such shared space. Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2000 was approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                7,234           7,234
               Wyoming             6,738           4,799
               Montana             4,442           2,961
               Total              18,414          14,994

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2000.

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
                                         Bid Price
                                     High           Low
          Fiscal Year 1999
     First Quarter  ..........    $  0.19        $  0.10
     Second Quarter ..........       0.30           0.08
     Third Quarter  ..........       0.22           0.10
     Fourth Quarter ..........       0.19           0.14
          Fiscal Year 2000
     First Quarter  ..........    $  0.32        $  0.11
     Second Quarter ..........       0.20           0.12
     Third Quarter  ..........       0.20           0.09
     Fourth Quarter ..........       0.21           0.12
          Fiscal Year 2001
     First Quarter  ..........    $  0.31        $  0.15
      (through June 27, 2000)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 27, 2000
Common Stock, par value $0.01 per share:         1,800
Preferred Stock, par value $0.01 per share:      None Issued

     As of June 27, 2000, there were 105,261,974 shares of common stock outstanding and approximately 1,800 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

Dividends

     The Company has neither declared nor paid any dividends on its Common Stock since the inception of the Company, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors may deem relevant. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not increased during the fiscal year ended March 31, 2000 due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

     During the current fiscal period, the Company continues research and development efforts to commercialize its technologies for the recycle of City Garbage into saleable products and the recovery of Celmat, convertible into fuel-grade ethanol and lignin. As a result of these efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future Mayfair Project. The Mayfair Project details are described in the Mayfair Project Business Plan prepared by the Company and the Scales Group and further described above under the heading "Research and Development". There can be no assurance that the required capital will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Mayfair Project. Expenses incurred for the Mayfair Project are currently being accounted for under line item "Research and Development Costs".

Results of Operations

     The Company realized revenues of approximately $30,000 for the fiscal period ended March 31, 2000, compared with approximately $17,000 for the corresponding 1999 fiscal period. Cash requirements during the fiscal 2000 period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of the Company's common stock to private individuals to be held for investment only.

     The Company realized revenues from its oil and gas lease royalty sales of approximately $25,000 for the fiscal period ended March 31, 2000, compared with approximately $11,000 for the corresponding 1999 fiscal period. Oil production revenues continue to increase reflecting current high world crude oil prices which should also create higher oil and gas leasehold sales in future years. Revenues from the sale of the Company's geologic information services were approximately $5,000 for fiscal period ended March 31, 2000, compared with approximately $6,000 for the corresponding 1999 fiscal period.

     The Company incurred expenses related to the Company's oil and gas lease royalty sales of approximately $2,000 for the fiscal period ended March 31, 2000, compared to approximately $9,000 for the comparable fiscal 1999 period. Expenses associated with the Company's geologic information services were approximately $5,000 for the fiscal period ended March 31, 2000, compared to approximately $12,000 for the comparable fiscal 1999 period. General and administrative expense for the fiscal period ended March 31, 2000, were approximately $112,000, compared to approximately $111,000 for the comparable 1999 fiscal period.

     During the previous three year period all of the Company's research and development costs were expensed under line item general and administrative expense. During the 2000 fiscal period, the Company created a line item for Research and development costs to better distinguish expenses between general and administrative expense and the expenses related to its various Trashfuel Projects. Research and development costs were approximately $243,000 for the fiscal period ended March 31, 2000, compared to none in fiscal 1999 due to this change on the financial statements. (See "Consolidated Financial Statements")

     The Company's net loss for the fiscal period ended March 31, 2000 was approximately $308,000, compared to approximately $107,000 for comparable 1999 fiscal period. The Company anticipates that it will continue to operate at a loss for the 2000 fiscal year, ended March 31, 2000, due to continued research and development costs and costs related to its oil and gas business. Research and development costs are currently accounted for under line item "Research and Development Costs".

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 2000, nor does it expect significant leasehold sales in the foreseeable future, unless the domestic oil and gas industry improves with higher oil and gas prices for a sustained period, more than only the past two years, stabilizes from low worldwide crude oil prices over the past 15-years. The domestic oil and gas industry may continue to decline due to negative U.S. Government environmental policies toward oil and gas exploration and production in the U.S.

     The Company has available at March 31, 2000, unused tax operating loss carry forward of approximately $4,900,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements")

Financial Condition

     Management is aggressively exploring additional financing for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the Mayfair Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure the Mayfair Project financing would substantially alter management's assumptions as herein presented.

     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil price and the corresponding reduced oil and gas brokerage activity of the Company. Because of the reduced activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned biomass material research and development subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at March 31, 2000, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $4,900,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. Effective March, 17, 2000, Biomass changed its name to Austin Farms, Inc. ("Austin Farms") to pursue the pig farming business and exit the biomass material research and development business.

     Due to the proposed issuance of additional shares of Biomass to Austin Farm shareholders, the Company does not expect to hold in excess of 5% of the common stock of Austin Farms upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At June 27, 2000, the Biomass shares had little value at a bid price of $0.01 and asked $0.05 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and the Mayfair Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Aggressively pursue oil and gas lease acquisition with third party investors.

     2. Aggressively pursue financing for the Mayfair Project with the Scales Group and other current financial contacts.

     3. Continue research and development, testing City Garbage processing equipment and testing existing and new cellulose enzymes.

     4.   Continue design and development of the Mayfair Project.

     5. Engage an investor relations person to disseminate information about the Company, its technologies, and the Mayfair Project.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company and Trachyte Oil Company ("Trachyte"), and Dean W. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 27, 2000, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

     None.


                                  PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE             ACT

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       62       CEO/President/Chairman
     Pamela K. Nelson     42       Vice President/Secretary
     Michael M. Cannon    52       Director

     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996. Mr. Rowell has been involved in the oil and gas exploration and production industries for over 35 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, Biofuels, Trashfuel, Inc., and Mayfair Energy Corporation.
Mr. Rowell devotes approximately 80% of his time to the Company.

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 25 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, Biofuels, Trashfuel, Inc., and Mayfair Energy Corporation, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

     Michael M. Cannon, a cum laude graduate of the University of Utah, joined the Company in March 1982 and in September 1982 became a Vice President and Director, with responsibility for marketing and corporate communications. From January 1979 to March 1982, Mr. Cannon was President of an advertising and public relations agency, Cannon Communications, a substantial number of whose clients were members of the United States House of Representatives and the Senate. From November 1976 to January
1979, Mr. Cannon served as the press secretary for Gunn McKay, a United States Representative from the State of Utah. In 1985 Mr. Cannon served as a state director of the Independent Petroleum Association of Mountain States and was. Mr. Cannon is presently self-employed as a consultant in the Communications industry.
Mr. Cannon resigned as an Officer of the Company, effective July 1, 1985, but remains as an outside Director being last elected in 1996, Mr. Cannon has been associated with the Company for over 15-years, and is a director of the Company's wholly-owned subsidiaries, PIC, and EnviroSystems.

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

SUMMARY COMPENSATION TABLE
Annual Compensation

                                           Other Annual Restrict
Name and Principal             Commissions Compensation   Stock  Options
Position           Year Salary And Bonuses    (Auto)     Awards   SAR's

Dean W.Rowell     2000 $   -0-      -0-      $4,000       -0-     -0-
President/CEO      1999 $   -0-      -0-      $4,000       -0-     -0-
                   1998 $   -0-      -0-      $4,000       -0-     -0-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2000. During the same period, Mr. Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Mr. Rowell in absence of a salary.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 27, 2000, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:











                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell                 56,617,117          54.0%

     Pamela K. Nelson                3,081,100           3.0%

     Michael M. Cannon                  13,000            .0%
     All Officers and Directors
       as a group                   59,711,217          57.0%


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

     During the nine year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 27, 2000.

     During the fiscal period ended March 31, 2000, the Company continued to experience severe cash flow difficulties which have continued into the 2000 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company in the amount of $50,000 plus interest at 12% per annum. At June 27, 2000 the Company owed Trachyte approximately $161,000. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the fiscal period ended March 31, 2000.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through June 27, 2000.

Forward Looking Statements

     The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the Mayfair Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-KSB report.

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

     B. The Company filed no Form 8-K during the fiscal year ended March 31, 2000. The financial statement information required by this portion of Item 13 is submitted as a separate section at the rear of this Report.

Exhibits to Form 10-KSB

There is only one exhibit to this Form 10-KSB filing:

     Exhibit 10-1: entitled "Consent of Independent Auditors".


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 27, 2000
Salt Lake City, Utah











     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 27, 2000
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)





/s/ Pamela K. Nelson     Vice President             June 27, 2000
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director





/s/ Michael M. Cannon          Director             June 27, 2000
  Michael M. Cannon
























EXHIBIT 10-1




CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference of the consolidated financial statements of Standard Energy Corporation included in the Annual Report (Form 10-KSB) for the year ended
March 31, 2000.


                         HJ & ASSOCIATES, LLC






                         /s/ HJ & ASSOCIATES, LLC



Salt Lake City, Utah
June 27, 2000






























                         STANDARD ENERGY CORPORATION
                              AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2000















































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

Consolidated Statements of Cash Flows......................8

Notes to the Consolidated Financial Statements.............9
































                        INDEPENDENT AUDITORS' REPORT

Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries at March 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2000 and the consolidated results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant losses, which have resulted in working capital and accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HJ& Associates
Salt Lake City, Utah
June 5, 2000






                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS



                                             March 31,
                                                2000
ASSETS

CURRENT ASSETS
  Cash                                     $    3,861

    Total Current Assets                                3,861

PROPERTY AND EQUIPMENT, net (Note 2)                   14,500

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970 (Note 3)          -

OTHER ASSETS

  Oil and gas leases held for resale (Note 3)          71,653
  Pledged drilling bonds (Note 3)                      25,000

    Total Other Assets                           96,653

    TOTAL ASSETS                             $  115,014




















The accompanying notes are an integral part of these consolidated financial statements

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                     March 31,
                                                       2000


CURRENT LIABILITIES

  Accounts payable and accrued expenses                   $   36,043
  Revolving line of credit                                    94,242
  Note payable - related party (Note 5)                      161,000
  Note payable (Note 7)                               30,000

    Total Current Liabilities                                321,285


STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share
   authorized 10,000,000 shares, no shares
   issued and outstanding                                          -
  Common Stock; par value $.01 per share;
     200,000,000 shares authorized; 105,261,974
     shares issued and outstanding                         1,052,619
  Additional paid-in capital                               7,412,973
  Treasury stock                                     (83,253)
  Accumulated deficit                                     (8,588,610)

    Total Stockholders' Equity                              (206,271)

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  115,014







The accompanying notes are an integral part of these consolidated financial statements










                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Years Ended
                                                     March 31
                                           2000         1999

REVENUES

  Oil and gas information services           $    5,160   $    6,185
  Oil production                                 24,950       11,240

    Total Revenues                               30,110       17,425

EXPENSES

  Oil and gas information services                5,042       11,646
  Oil and gas leasehold interests                 1,914        9,472
  Depreciation, depletion and amortization        4,000        4,000
  Research and development costs (Note 6)       242,672            -
  General and administrative                    112,489      110,530

    Total Expenses                              366,117      135,648

OPERATING LOSS                               $ (336,007)  $ (118,223)

  Interest income and other                       1,315       15,469
  Interest expense                              (18,049)      (4,964)

    Total Other Income (Expense)                (16,734)      10,505

LOSS BEFORE EXTRAORDINARY GAIN                 (352,741)    (107,718)

EXTRAORDINARY GAIN

  Gain on forgiveness of debt (Note 11)          44,882

  Total Extraordinary Gain                 44,882

INCOME TAX EXPENSE                                    -            -

NET LOSS                                    $ (307,859)   $(107,718)

NET LOSS PER SHARE                          $     (.00)   $     (.00)

FULLY DILUTED LOSS PER SHARE                $     (.00)   $     (.00)



The accompanying notes are an integral part of these consolidated financial statements

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity
                 For the Years Ended March 31, 2000 and 1999

                                            Additional
                               Common Stock   Paid-in      Accumulated
                                 Shares        Amount        Capital
   Deficit

Balance, March 31, 1997             -              -       104,082,974
  1,040,829    $ 7,161,253   $(8,075,144)


Net loss for the year
 ended March 31, 1998               -              -               -     -
        -              -      (97,889)

Balance of March 31, 1998           -              -        104,082,974
1,040,829      7,161,253      (8,173,033)

Common stock issued for
cash $0.10 per share                -              -            325,000
3,250         28,250           -


Acquisition of treasury stock   1,037,420        (83,253)            -
-                    -

Contribution of capital by
shareholder                         -               -                -
-            150,000             -

Net loss for the year ended
March 31, 1999                      -               -                -
-         -                   (107,718)

Balance, March 31, 1999          1,037,420     (83,253)    104,407,079
$1,044,079)  $ 7,339,503  $(8,280,751)


Common stock issued for cash
at approximately $0.10
per share                                -           -         854,000
     8,540        73,470            -

Net loss for the year ended
March 31, 2000                           -            -             -
         -            -     (307,859)

Balance, March 31, 2000          1,037,420     (83,253)    105,261,974
$1,052,619  $ 7,412,973  $(8,588,610)


The accompanying notes are an integral part of these consolidated financial statements
                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended
                                                        March 31
                                              2000         1999
CASH FLOWS FROM OPERATING ACTIVITES

  Net income (loss)                             $ (307,859)  $ (107,718)
  Adjustments to reconcile net loss to
     net cash used bt operating activities:
      Depreciation, depletion and amortization      4,000       4,000
       Gain on forgiveness of debt                 (44,882)          -
  Changes in assets and liabilities
      (Increase) decrease accounts receivable
      and other assets                              10,000       6,645
      Increase (decrease) accounts payable and
      accrued expenses                              30,284       22,729

  Net Cash Provided (Used) by
      Operating Activities                        (308,457)     (74,344)

CASH FLOWS FROM INVESTING ACTIVITIES                     -            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Contribution of cash by shareholder           -      37,500
  Payments on notes payable to related
   parties                                         128,273       11,974
  Proceeds from notes payable                       92,431            -
  Proceeds from issurance of common stock           82,010       31,500

  Net Cash Provided (Used) by
    Financing Acitivites                           302,714       80,974

NET INCREASE (DECREASE) IN CASH                     (5,743)       6,630

CASH AT BEGINNING OF YEAR                            9,604        2,974

CASH AT END OF YEAR                            $     3,861  $     9,604

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:
Interest                                       $     3,425  $         -
Income taxes                                   $         -  $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Contribution of capital by shareholder       $        -  $    112,500

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

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly owned subsidiaries, Standard
EnviroSystems, Inc., Petroleum Investment Company, Petroleum Map Service Company and Mayfair Energy Corporation (formerly known as Mayfair
Trashfuel Corporation) (the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Leasehold Interest Held for Resale

The Company's inventory of oil and gas leasehold interests held primarily for resale to other parties is valued at the lower of the costs to acquire the interests or market. Cost of sales is based on the cost of the specific leasehold interest sold.

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

Income Taxes

At March 31, 2000, the Company had net operating loss carryforwards of approximately $4,900,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

Basis Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share (Continued)

                                       For Year Ended
                                       March 31, 2000
                              Loss        Shares       Per Share
                           (Numerator)  (Denominator)    Amount

Net loss                   $ (307,859)    104,689,415  $    (.00)


                                       For Year Ended
                                       March 31, 1999
                              Loss        Shares       Per Share
                           (Numerator)  (Denominator)    Amount

Net loss                   $ (107,718)    103,984,042  $    (.00)


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





                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2000:

     Computers                          $    7,711
     Furniture and fixtures                 51,393
     Printing systems                       35,648
     Well and land files and maps          305,000
          Total                            399,752

          Less: accumulated depreciation  (385,252)

          Total                           $ 14,500

Depreciation expense for the years ended March 31, 2000 and 1999 was $4,000 and $4,000, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2000 the Company was holding approximately $95,000 of oil and gas leases for resale. In 1998, an allowance of $23,811 was set up for possible unsaleable leases in the Grand Staircase Escalante National Park.

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

In connection with its lease brokerage activities, the Company has included in other assets pledged certificates of deposit in the amount of $25,000 which are to secure a statewide oil and gas lease bond in the State of Utah and an individual lease bond in the State of Wyoming.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company leases its office space on a month-to-month basis.



                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company signed a $50,000 note payable to Trachyte Oil Company on March 31,1998. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as funds have been advanced. The balance due at March 31, 2000 was $161,000.

NOTE 6 - PROJECT COSTS

During the year ended March 31, 2000, the Company spect $242,672 on project costs associates with the Mayfair Trashfuel Project (the Project) near Pottsville, Pennsylvania. The Company entered into a loan agreement oon May 4, 2000, whereby the COmpany will borrow $75,000,000 for Phase I of the Project. Upon completion of Phase I, the lender will provide $100,000,000 of financing for Phase II, and upon completion of Phase II, they will provide $100,000,000 of financing for Pahse III. The lender requires a 45% equity position in the ownership of the Project.

The terms of the note include monthly interest only payments calculated using the six month Libor rate plus 3%, with a minimum to be not less than 9%, the rate being fixed for the term of loan at settlement. The term of the loan is a five year balloon with two (2) one year extensions. One hundred percent (100%) of net profits is to be applied to proncipal prior to any dividened payments to shareholders. The loan is to be secured by any and all property, incluidng the equipment, furniture, and fixtures of the Project.

NOTE 7 - NOTE PAYABLE

The Company borrowed $30,000 for underwriting fees associates with a fuel project in Pennsylvania. The money was borrowed interest free and was subsequently paid pff by issuing 300,000 sahres of common stock (Note 12).

NOTE 8 - GOING CONCERN

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

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements

NOTE 9 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2000.

NOTE 10 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas informa-tion services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                                  2000            1999
     Revenues

       Oil and gas information services        $  5,160        $    6,185
       Exploration and production                24,950            11,240
       Corporation and investment                 1,315            15,469

                                                $ 31,425        $   32,894
     Operating Profit (Loss) Before
      Extraordinary Items
       Oil and gas information services        $ (5,042)       $   (5,461)
       Brokerage of leasehold interests          (1,914)           (9,472)
        Exploration and production                24,950            11,240
       Corporation and investment              (359,161)         (114,530)

                                                $(341,167)      $ (118,223)
     Identifiable Assets
       Oil and gas information services        $ 11,000        $  15,000
       Brokerage of leasehold interests          71,653           71,653
       Exploration and production                25,000           35,000
       Corporation and investment                13,104           13,104

                                                $120,757        $ 134,757
     Depreciation, Depletion and
           Amortization
       Oil and gas information services        $  4,000        $   4,000

                STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements


NOTE 10 - INDUSTRY SEGMENTS (Continued)

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifi-able assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 1999 and 1998 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

NOTE 11 - GAIN ON RELEASE OF DEBT

The Company recognized a gain on release of debt of $44,882 which related to potential payroll texaes recorded in 1992, 1993 and 1994. The Company obtained a legal opinion that the statute of limiatations had expired.

NOTE 12 - SUBSEQUENT EVENT

The Company issued 300,000 shares of common stock for $30,000 of debt related to services during April of 2000.