Form 10QSB
period 2000-06-30
STANDARD ENERGY CORP
filed 2000-08-18
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                    FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 2000

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

     Common Stock outstanding at August 10, 2000: 105,561,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE

                                   FORM 10-QSB


                       Financial Statements and Schedules

                           STANDARD ENERGY CORPORATION

                      For three months Ended June 30, 2000

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Item 1. Consolidated Balance Sheets -
                June 30, 2000 and March 31, 2000...................   3
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2000................................   5
             Consolidated Statements of Cash Flows -
                For the three months ended
                ended June 30, 2000................................   6
             Notes to consolidated financial statements............   7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   9
             Financial Condition...................................  10
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Management's Conflicts of Interest....................  13
             Research and Development of the Biofuels Technology...  13
             Mayfair Project.......................................  13
             Forward Looking Statements............................  17

             PART II - OTHER INFORMATION

                      Item

     Item 1. Legal Proceedings.....................................  17
     Item 2. Changes in Securities.................................  17
     Item 3. Defaults upon Senior Securities.......................  17
     Item 4. Submission of Matters to a Vote of Security Holders...  17
     Item 5. Other Information.....................................  17
     Item 6. Exhibits..............................................  17
             Signature Page........................................  18



INDEPENDENT ACCOUNTANTS  REVIEW REPORT


Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

     We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the three months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein) and in our report dated June 5, 2000, we expressed an unqualified opinion on those consolidated financial statements.

HJ & Associates, LLC
Salt Lake City, Utah
August 10, 2000





PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS






                                                     June 30       March 31
                                                      2000            2000
                                                   (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                             $   56,761      $    3,861
    TOTAL CURRENT ASSETS                               56,761           3,861

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                            13,500          14,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000
    TOTAL OTHER ASSETS                                 96,653          96,653

    TOTAL ASSETS                                   $  166,914      $  115,014



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS






                                                June 30        March 31
                                                 2000            2000
                                              (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving Line of Credit                   $   92,406       $  94,242
  Notes payable                                  50,000          30,000
  Notes payable to related parties              318,000         161,000
  Accounts payable and accrued expenses          36,276          36,043
TOTAL CURRENT LIABILITIES                       496,682         321,285


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,561,974 shares at
     June 30, 2000                            1,055,619       1,052,619
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,439,973       7,412,973
  Retained earnings (deficit)                (8,742,107)     (8,588,610)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                  (329,768)       (206,271)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  166,914      $  115,014















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)





                                                   Three months Ended June 30
                                                         2000            1999

REVENUES
  Oil and gas information services                 $    1,350      $    1,350
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        5,632           7,250
  Other income                                            343             356
                                                        7,325           8,956

COSTS AND EXPENSES
  Oil and gas information services                      2,707           2,070
  Oil and gas leasehold interests                      (5,647)         (5,648)
  Oil production                                            0               0
  Depreciation, depletion and amortization              1,000           1,000
  Interest                                              3,514           1,757
  Project Cost                                        139,001          39,400
  General and administrative                           20,247          30,388
    TOTAL COSTS AND EXPENSES                          160,822          68,967

                    NET INCOME (LOSS)              $ (153,497)     $  (60,011)


                    NET INCOME (LOSS)              $     (.00)     $      .00


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)




                                                   Three months Ended June 30
                                                         2000            1999

Cash Flows From Operating Activities
  Net income (loss)                               $  (153,497)     $  (60,011)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     1,000           1,000
  Changes in:
         Accounts receivable                                0               0
         Accounts payable                                 233          (4,977)

  Net cash provided by (used in)
     operating activities                            (152,264)        (63,988)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments    $         0      $        0
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $   175,164     $    57,782
  Proceeds from sale of common stock                   30,000               0

  Net cash provided by (used in)
     Financing activities                         $   205,164      $   57,782

Net Increase (Decrease) in Cash                   $    52,900     $   (6,206)

Cash at Beginning of Period                             3,861           9,604

Cash at End of Period                             $    56,761      $    3,398









See notes to consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   June 30, 2000
                                    (Unaudited)




NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been reviewed in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.
























                               PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially increased during the period ended June 30, 2000, due to decreased activity in the domestic oil and gas exploration industry. In light of this decreased activity, and the Company's lack of capital, it has been exploring other ways of generating revenues.

     During the current fiscal period, the Company continues to research and develop ("R&D") its technologies for the recycle of municipal solid waste ("Municipal Waste") into recycled products and feedstock for the production of ethanol fuel. The Company's "Biofuels Technology" is comprised of four elements:

       1. Receiving and separating inorganic products including aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. ("Salvage") from Municipal Waste and selling them into the existing commercial Salvage market.

       2. Harvesting organic cellulosic materials ("Celmat") consisting of paper products, yard and wood wastes, etc. which is about 60% of the total volume of Municipal Waste.

       3. Reducing Celmat into inverted sugars and lignin. The inverted sugars from inside the woody cell walls of all plant life are converted into fermentable sugars for use as feedstock for ethanol production. Lignin is the polymeric substance and cementing material that forms the woody cell walls of all plant life.

       4. Generating a clean burning boiler fuel from lignin and Salvage plastics by adding natural gas to the fuel mixture for burner tip control efficiency will supply all the electrical needs of a Municipal Waste recycle plant and ethanol production facility. Lignin may also have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic plastics resin replacement.

     Working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas, the Company believes it has developed a commercial application for the Biofuels Technology in Pennsylvania at a site approximately 10 miles west of Pottsville (the "Mayfair Project"). W.J. Scales & Company is the managing partner of a joint venture between itself and Richmond, Virginia, based Limbach Company, a construction unit of Enron Corporation that develops large new commercial projects; and Saulsbury Engineering Company of Odessa, Texas, which will complete the detailed design of the Mayfair Project (collectively the "Scales Group").
     If operations commence, it is anticipated that the Mayfair Project will utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol production plant and a power plant. It will separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products will be sold into the existing commercial Salvage market and the organic stream products will be converted into specialty products such as ethanol fuel and electricity. (See "Research and Development of the Biofuels Technology" below)

     There can be no assurance that the required capital will be available to develop the Mayfair Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to actually construct the Mayfair Project. Expenses incurred for the Mayfair Project are being accounted for under line item Project Cost.

Results of Operations

     The Company realized revenues of approximately $7,000 for the three-month period ended June 30, 2000, compared with approximately $9,000 for the corresponding period ended June 30, 1999. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the three-month period ended June 30, 2000, and none for the corresponding period ended June 30, 1999. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $1,300 for the three-month period ended June 30, 2000, compared with approximately $1,300 for the corresponding period ended June 30, 1999. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $6,000 for the three-month period ended June 30, 2000, compared to approximately $6,000 for the corresponding period ended June 30, 1999. Oil production revenues are up as a result of increased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,000) for the three-month period ended June 30, 2000, compared to approximately $(5,000) for the comparable period ended June 30, 1999. Expenses associated with the Company's geologic information services were approximately $3,000 for the three-month period ended June 30, 2000, compared to approximately $2,000 for the comparable period ended June 30, 1999. Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended June 30, 2000, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended June 30, 1999, due to the Company's exploration inactivity. General and administrative expense for the three-month period ended June 30, 2000 were approximately $20,000, compared to approximately $30,000 for the comparable period ended June 30, 1999. This decline reflects the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2000 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expense and the expenses related to its various trashfuel projects. These costs are being accounted for under line item Project Cost and were approximately $139,000 for the three-month period ended June 30, 2000, compared to approximately $40,000 for the comparable period ended June 30, 1999.

     The Company's net loss for the three-month period ended June 30, 2000 was approximately $153,000, compared to approximately $60,000 for comparable 1999 fiscal period and it expects to operate at a loss for the remainder of the 2001 fiscal period, due to continued R&D costs incurred for its Mayfair Project, and costs related to its oil and gas business. These costs are accounted for under line item Project Cost. (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2001, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry continues to shrink despite current high world crude oil and natural gas prices.

     The Company has available at March 31, 2000, unused tax operating loss carry forward of approximately $4,240,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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

     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil prices and the corresponding reduced oil and gas brokerage activity of the Company. Because of the reduced activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned biomass material R&D subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at June 30, 2000, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. Effective March 29, 2000, Biomass changed its name to Austin Farms, Inc. ("Austin Farms") to pursue the pig farming business and exit the biomass material R&D business.

     Due to the proposed issuance of additional shares of Biomass to Austin Farm shareholders, the Company does not expect to hold in excess of 5% of the common stock of Austin Farms upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At August 10, 2000, the Biomass shares had little value at a bid price of $0.01 and asked $0.05 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended June 30, 2000, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the
Company: (1) He has guaranteed two credit cards up to $100,000 with an outstanding balance of approximately $92,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $318,000 at the end of the period. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". These amounts largely offset the Company's cash flow difficulties and its quarterly operating deficit of approximately $153,000. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at August 10, 2000.

     On May 19, 2000, due to the Company's continued cash flow difficulties, the Company issued 300,000 newly issued shares of the Company's common stock investment shares at $0.10 per share to one unrelated third party in exchange for $30,000 in cash.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Aggressively pursue financing for the Mayfair Project with Dekko and other current financial contacts.

     2. Continue R&D, testing Municipal Waste processing equipment and testing existing and newly developed cellulose enzymes.

     3.   Continue design and development of the Mayfair Project.

     4. Aggressively pursue oil and gas lease acquisition with third party investors.

     5. Engage an investor relations representative to disseminate information about the Company, its technologies, and the Mayfair Project.


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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 10, 2000, Mr. Rowell beneficially owned approximately 53% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Research and Development of the Biofuels Technology

Mayfair Project

     The Company continues its Biofuels Technology R&D efforts for the recycle of Municipal Waste into clean recycled products and feedstock for the production of ethanol fuel at its proposed Mayfair Project plant site near Pottsville, Pennsylvania, for the conversion of Celmat sugars into ethanol fuel and the recovery of Celmat lignin for use as a boiler fuel to produce electricity. The inverted sugars which are inside the woody cell walls of all plant life are converted to fermentable sugars, principally, glucose using the Biofuels Technology. Lignin is the polymeric substance and the cementing material that forms the woody cell walls of all plant life. Lignin and Salvage plastics recovered, together with the addition of natural gas for burner tip control efficiency, will produce enough steam to power a 35 megawatt power plant for all the electrical needs of the Mayfair Project buildings and equipment.

     In 1993, the Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants and plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which is based upon converting Municipal Waste incineration plants and operating ethanol plants into trashfuel plant projects utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operating ethanol plants and Municipal Waste incineration plants.

     In October 1999, the Company announced that it was conducting on-going discussions with the City of Philadelphia regarding the possibility of locating a Company owned trashfuel plant project in the City to process all of the City's Municipal Waste. These discussions continue with City officials but currently appear to be a possibility only in future years.

     Meanwhile, working with its advisors, the Company has determined that optimum results would be achieved from the Biofuels Technology by constructing a state-of-the-art grassroots Municipal Waste fed recycle plant, Celmat fed ethanol plant, and lignin/natural gas fired power plant operating as the Mayfair Project. Currently a wholly-owned Pennsylvania subsidiary of the Company, Mayfair Energy Corporation ("Mayfair") would utilize Municipal Waste from municipalities, serviced by private haulers located throughout the Eastern U.S., as feedstock for the production of ethanol fuel.

     The Company and Mayfair have identified, and completed the negotiation of a 25-year commercial lease agreement with the owner of approximately 150 acres of land in the Blue Mountain area of North Central Pennsylvania approximately 10 miles west of Pottsville, Pennsylvania. (the "Breaker Property"). Closing on the lease agreement is conditioned upon obtaining a change of land use permit.

     The Company has prepared a plan for change of land use from coal mining to ethanol production using Municipal Waste as feedstock (the "Marketing Plan") for the Breaker Property. Prior to entry upon the property the Company must obtain a change of use approval from the Schuylkill County, Pennsylvania zoning commission. The Company also expects to submit the Marketing Plan to several other Schuylkill County agencies for operating permit approvals.

     On December 7, 1999, Mayfair, a wholly-owned subsidiary of the Company, executed an underwriting agreement with Triad Associates, Inc. ("Triad"), a New Jersey based private placement organization, to obtain a $275,000,000 loan for the Mayfair Project (the "Loan"). On May 4, 2000, Mayfair executed a Loan commitment agreement with Dekko Management International Ltd. ("Dekko") with headquarters also located in New Jersey at the offices of Triad (the "Loan Agreement"). As of August 10, 2000, the Company had paid Dekko affiliates an initial underwriting fee of $140,000.

     The Company reports initial reaction from Schuylkill County officials to be very favorable as the Marketing Plan estimates the Mayfair Project will provide full-time jobs for about 500 new employees as well as some 200 construction jobs during the approximate 30-month construction period. Upon receipt of a letter from Schuylkill County officials endorsing the change of land use requested in the Marketing Plan, a Loan closing date can be established to complete the transaction between Mayfair and Dekko. Provided Mayfair is successful in receiving the Loan, for which there is no assurance, a closing on the property lease would occur. Actual approval from the zoning commission is not required to close the initial Phase I portion of the Loan Agreement.

     The terms of the Loan include monthly interest only payments calculated using the six month Libor rate plus 3% with a minimum of not less than 9%, the rate being fixed for the term of the Loan. The term of the Loan is a five year balloon with an option of two (2) one year extensions. One hundred percent (100%) of the net profit is to be applied to the principal prior to any dividend payments to Mayfair shareholders. The Loan is to be secured by any and all property, including the equipment, furniture, and fixtures of the Mayfair Project. All shares of Mayfair shall be held in escrow for seven (7) years or until full Loan repayment. Due to the pending nature of both the Breaker Lease Property Agreement and the Dekko Loan Agreement, they have not been submitted as exhibits to this Form 10-QSB.

     Upon Loan closing, for which there is no assurance, and upon receipt of the $75,000,000 Phase I Loan draw amount from Dekko, Mayfair will be owned 55% by the Company and 45% by Dekko until payout of the Loan and all accrued interest, at which time the Company will have the option to purchase Dekko's 45% interest in Mayfair at the then MIA appraised value of Mayfair. Under the Loan Agreement the Company is required to advance another $200,000 underwriting fee to Dekko and its affiliates on or before the Loan closing, after which the Company expects to be in full compliance with all the terms of the Loan Agreement. The Loan closing is expected to take place at the offices of the Company's attorneys in Doylestown, Pennsylvania.

     Under the Loan Agreement the Company is required to provide all the Loan documents for execution between Mayfair and Dekko, including the delivery of a 25-year base lease for the Breaker Property. Dekko is expected to disburse $75,000,000 to Mayfair at the Loan closing as Phase I financing for the Mayfair Project. Simultaneously, the Loan closing agent is expected to disburse approximately $22,000,000 in underwriting and other costs leaving Mayfair a balance of approximately $53,000,000 to construct an initial 2-module commercial plant ("2-Mod Plant") to process 1,000 tons per day of Municipal Waste at the Breaker Property site. Once the Phase I, 2-Mod Plant is operational and proof of concept is achieved, build-out of the plant will proceed.


     The Municipal Waste feedstock for the Mayfair Project will be supplied by present private haulers of Municipal Waste located throughout the Eastern U.S. delivered to the Breaker Property gate. Actual delivery contracts are not required under the Loan Agreement to close the Phase I portion of the Loan at the Loan closing.

     The Company, provided it is successful in receiving the Loan, for which there is no assurance, anticipates constructing the Mayfair Project plant facilities in three phases to process and recycle a total of 2,000,000 tons of Municipal Waste per year through a 12-Module design. Between Month 13 and 16, Dekko will release $100,000,000 of Phase II financing to construct modules 3 through 6. Then, between Month 17 and 22, Dekko will release the final $100,000,000 of Phase III financing to construct modules 7 through 12. The design capacity of the 12-Module plant is approximately 78,000,000 gallons of ethanol per year from approximately 1,200,000 tons of Celmat per year, derived from approximately 2,000,000 tons of Municipal Waste per year. There can be no assurance that the required Loan will be available and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct any of its trashfuel plant projects.

     Upon receipt of the $75,000,000 Phase I Loan draw amount, the Company anticipates applying to the Pennsylvania Department of Environmental Protection (DEP) for an operating permit for the Mayfair Project in accordance with the Marketing Plan. The DEP permit is required before the Company can process Municipal Waste at the Breaker Property, and may take up to a year to receive.

     At August 10, 2000, the Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of a grassroots industrial plant complex utilizing the Company's Biofuels Technology to manufacture ethanol and other saleable products derived and harvested from the contents of Municipal Waste. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of August 10, 2000.











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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2000. None.














SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)










                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer



Date: August 10, 2000