Form 10QSB
period 2000-09-30
STANDARD ENERGY CORP
filed 2000-11-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2000

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

     Common Stock outstanding at November 10, 2000: 105,681,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE






                                  FORM 10-QSB


                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION

                    For six months Ended September 30, 2000

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Independent Accounts Review Report............................   3

     Item 1. Consolidated Balance Sheets -
                September 30, 2000 and March 31, 2000..............   4
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2000...........................   6
                For the three months
                ended September 30, 2000...........................   7
             Consolidated Statements of Cash Flows -
                For the six months ended
                ended September 30, 2000...........................   8
             Notes to consolidated financial statements............   9
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  10
             Financial Condition...................................  12
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Management's Conflicts of Interest....................  14
             Research and Development of the Biofuels Technology...  15
             Forward Looking Statements............................  19

             PART II - OTHER INFORMATION

                      Item

     Item 1. Legal Proceedings.....................................  20
     Item 2. Changes in Securities.................................  20
     Item 3. Defaults upon Senior Securities.......................  20
     Item 4. Submission of Matters to a Vote of Security Holders...  20
     Item 5. Other Information.....................................  20
     Item 6. Exhibits..............................................  20
             Signature Page........................................  20











































INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the three and six months ended September 30, 2000. These consolidated financial statements are the responsibility of the Company s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt aboe as a going concern. Management s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result for the outcome of the uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
October 25, 2000



PART I - ITEM 1



                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  September 30     March 31
                                                      2000           2000
                                                   (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
  Cash                                             $   59,954      $    3,861
    TOTAL CURRENT ASSETS                               59,954           3,861

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                            12,500          14,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000
    TOTAL OTHER ASSETS                                 96,653          96,653

    TOTAL ASSETS                                   $  169,107      $  115,014


















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                             September 30      March 31
                                                 2000            2000
                                              (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving Line of Credit                   $   88,006       $  94,242
  Notes payable                                  50,000          30,000
  Notes payable to related parties              366,500         161,000
  Accounts payable and accrued expenses          53,234          36,043
TOTAL CURRENT LIABILITIES                       557,740         321,285


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,681,974 shares at
     September 30, 2000                       1,056,819       1,052,619
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,455,273       7,412,973
  Retained earnings (deficit)                (8,817,472)     (8,588,610)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                  (388,633)       (206,271)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  169,107      $  115,014
















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                Six months Ended September 30
                                                         2000           1999

REVENUES
  Oil and gas information services                 $    3,300      $    2,400
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                       15,459          12,178
  Other income                                          2,402             720
                                                       21,161          15,298

COSTS AND EXPENSES
  Oil and gas information services                     11,668           5,494
  Oil and gas leasehold interests                      (5,491)         (2,354)
  Oil production                                            0               0
  Depreciation, depletion and amortization              2,000           2,000
  Interest                                             24,659           4,014
  Project Cost                                        181,959         122,291
  General and administrative                           35,228          48,077
    TOTAL COSTS AND EXPENSES                          250,023         179,522

                    NET INCOME (LOSS)              $ (228,862)     $ (164,224)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)



















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Three months Ended September 30
                                                         2000           1999

REVENUES
  Oil and gas information services                 $    1,950      $    1,050
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        9,827           4,928
  Other income                                          2,059             364
                                                       13,836           6,342

COSTS AND EXPENSES
  Oil and gas information services                      8,961           3,424
  Oil and gas leasehold interests                         156           3,294
  Oil production                                            0               0
  Depreciation, depletion and amortization              1,000           1,000
  Interest                                             21,145           2,257
  Project Cost                                         42,958          82,891
  General and administrative                           14,981          17,689
    TOTAL COSTS AND EXPENSES                           89,201         110,555

                    NET INCOME (LOSS)              $  (75,365)     $ (104,213)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                Six months Ended September 30
                                                         2000           1999

Cash Flows From Operating Activities
  Net income (loss)                               $  (228,862)     $ (164,224)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     2,000           2,000
  Changes in:
         Accounts receivable                                0               0
         Accounts payable                              17,191          16,627

  Net cash provided by (used in)
     operating activities                            (209,671)       (145,597)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments    $         0      $        0
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $   219,264     $   128,793
  Proceeds from sale of common stock                   46,500           8,000

  Net cash provided by (used in)
     Financing activities                         $   265,764      $  136,793

Net Increase (Decrease) in Cash                   $    56,093     $   (8,804)

Cash at Beginning of Period                             3,861           9,604

Cash at End of Period                             $    59,954      $      800









See notes to consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

NOTE B - GOING CONCERN

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




                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended September 30, 2000, due to little change of activity in the domestic oil and gas exploration industry. In light of this little changed activity, and the Company's lack of capital, it has been exploring other ways of generating revenues. During the current fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled products and feedstock for the production of ethanol fuel. (See "Research and Development of the Biofuels Technology" below)

     Working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), the Company believes it has developed a commercial application for the Biofuels Technology at several potential biofuels plant project sites in the Northeast United States (the "Project") where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that the Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and a power plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into specialty products such as ethanol fuel and electricity.

     There can be no assurance that the required capital will be available to develop the Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to actually construct the Project. Expenses incurred for the Project are being accounted for under line item Project Cost.

Results of Operations

     The Company realized revenues of approximately $21,000 for the six-month period ended September 30, 2000, compared with approximately $15,000 for the corresponding period ended September 30, 1999. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the six-month period ended September 30, 2000, and none for the corresponding period ended September 30, 1999. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $3,300 for the six-month period ended September 30, 2000, compared with approximately $2,400 for the corresponding period ended September 30, 1999. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $15,000 for the six-month period ended September 30, 2000, compared to approximately $12,000 for the corresponding period ended September 30, 1999. Oil production revenues are up as a result of increased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,000) for the six-month period ended September 30, 2000, compared to approximately $(2,000) for the comparable period ended September 30, 1999. Expenses associated with the Company's geologic information services were approximately $12,000 for the six-month period ended September 30, 2000, compared to approximately $5,000 for the comparable period ended September 30, 1999. Expenses associated with the Company's oil production and exploration activities were zero for the six-month period ended September 30, 2000, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended September 30, 1999, due to the Company's exploration inactivity. General and administrative expense for the six-month period ended September 30, 2000 were approximately $35,000, compared to approximately $48,000 for the comparable period ended September 30, 1999. This decline reflects the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2000 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant Projects. These costs are being accounted for under line item Project Cost and were approximately $182,000 for the six-month period ended September 30, 2000, compared to approximately $122,000 for the comparable period ended September 30, 1999.

     The Company's net loss for the six-month period ended September 30, 2000 was approximately $229,000, compared to approximately $164,000 for comparable 1999 fiscal period and it expects to operate at a loss for the remainder of the 2001 fiscal period, due to continued R&D costs incurred for the Project, and costs related to its oil and gas business. Project costs are accounted for under line item Project Cost. (See "Consolidated Financial Statements")


     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2001, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged despite current high world crude oil and natural gas prices.

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

Financial Condition

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure the Project financing would substantially alter management's assumptions as herein presented.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at September 30, 2000, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. Effective March 29, 2000, Biomass changed its name to Austin Farms, Inc. ("Austin Farms") to pursue the pig farming business and exit the biomass material R&D business.

     Due to the proposed issuance of additional shares of Biomass to Austin Farm shareholders, the Company does not expect to hold in excess of 5% of the common stock of Austin Farms upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At November 10, 2000, the Biomass shares had little value at a bid price of $0.01 and asked $0.05 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and the Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     For the period ended September 30, 2000, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $100,000 with an outstanding balance of approximately $88,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $366,500, plus interest of $32,245 for a total of $398,745 at the period ended September 30, 2000. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". These amounts largely offset the Company's cash flow difficulties and its quarterly operating deficit of approximately $169,000. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Project at November 10, 2000.






     On September 11, 2000, due to the Company's continued cash flow difficulties, the Company issued 100,000 newly issued shares of the Company's common stock investment shares at $0.135 per share to one unrelated third party in exchange for $13,500 in cash. Also, on September 11, 2000, the Company issued 20,000 newly issued shares of the Company's common stock investment shares at $0.15 per share to one unrelated third party in exchange for $3,000 in cash.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Aggressively pursue financing for the Project with its underwriter, Triad Capital Associates ("Triad"), and other current financial contacts.

     2. Continue R&D, testing Municipal Waste processing equipment and testing existing and newly developed cellulose enzymes.

     3.   Continue design and development of the Project.

     4. Aggressively pursue oil and gas lease acquisition with third party investors.

     5. Engage an investor relations representative to disseminate information about the Company, its technologies, and the Project.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 10, 2000, Mr. Rowell beneficially owned approximately 53% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Research and Development of the Biofuels Technology

     The Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 18-years, provided in excess of $12,000,000 to conduct the R&D effort to commercialize its second business, the Biofuels Technology, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle into useful products saleable at a profit. The R&D efforts have produced non-patented, trade secret know-how protected, highly competitive, and marketable technologies from its long experience and work conducted at its former Research Center in Utah.

     The Project will be the first business to economically produce ethanol fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste. These plants would combine recycling and ethanol fuel production at several regional biofuels plant Project sites.

     The Company's innovative Biofuels Technology would create a profit generating solution for two major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. The reason for such optimism is the high landfill and incineration Tip Fee costs to dispose of Municipal Waste. The high Tip Fee received by the Company would subsidize the Celmat feedstock cost which lowers ethanol fuel production costs by approximately 75% compared to the conventional corn-based method of ethanol fuel production. The Company's Biofuels Technology is comprised of four basic elements:

       1. Receiving and separating inorganic Salvage products including aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. from the organic products in Municipal Waste and selling those items into existing commercial Salvage markets.

       2. Harvesting the organic Celmat products, consisting of paper products, yard and wood wastes, etc. from the inorganic Salvage, which organic Celmat is about 60% of the total volume of Municipal Waste.

       3. Reducing Celmat into inverted sugars and "Lignin". Lignin is the polymeric substance and cementing material that forms the woody cell walls of all plant life. Celmat inverted sugars, which are inside the woody cell walls of all plant life, are converted into fermentable sugars, principally, glucose using the Biofuels Technology.

       4. Generating a clean burning boiler fuel from Lignin. Lignin and Salvage plastics recovered, together with the addition of natural gas for burner tip control efficiency, would produce enough steam to power a 35 megawatt power plant for all the electrical needs of the Project buildings and equipment.

     The Biofuels Technology would recycle 100% of Municipal Waste into a stream of inorganic Salvage materials, representing approximately 40% of the volume, and a stream of organic Celmat materials, representing approximately 60% of the volume of "as received" Municipal Waste delivered to the Project site by private haulers. At full capacity of the 12-Module design, the Salvage would be harvested and sold into local and world salvage markets while the Celmat would be harvested as feedstock for the ethanol fuel production plant for processing into enviro-friendly renewable Lignin and ethanol fuel at a total net cost of about $0.30 per gallon compared to the corn-based method net cost of approximately $1.25 per gallon.

     Ethanol fuel is used primarily as an octane additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel, and after further research, may have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic plastics resin replacement useable for such things as vehicle outer panels and bumpers.

     At full capacity design, the Project consists of the construction of a Municipal Waste fed recycle plant (the "Recycle Plant"), a Celmat fed ethanol fuel production plant (the "Ethanol Plant"), and an Salvage plastic/Lignin fired power plant (the "Power Plant"). The design capacity of the Recycle Plant would process approximately 6,000 tons per day of Municipal Waste, or 2,000,000 tons per year within a 12-Module design using off-the-shelf equipment. It would convert that 2,000,000 tons per year of Municipal Waste into approximately 1,200,000 tons per year of Celmat (3,700 tons per day) which, in turn, would produce approximately 80,000,000 gallons per year of ethanol fuel (240,000 gallons per day). Operations would start in 4-Module sequences until the full 12-Module design is operational. The total construction cost of the 12-Module design would be approximately $250,000,000 and would require approximately 500 new employees and some 200 construction employees over a 30-month construction period.


     It is the Tip Fee and ethanol fuel production derived from the Company's enviro-friendly proprietary Biofuels Technology that, together, provide a municipality with the economic recycle and disposal of 100% of the items in Municipal Waste, eliminating the need for future Municipal Waste landfills and incineration plants. The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Project for the 100% recycle solution.

     Municipal Waste and sewer sludge are plentiful feedstock materials that can negatively impact health. Their safe and economic disposal is one of largest expenditures made by most municipalities. While daily volume of waste produced by households and businesses is increasing, so is the opposition to proposed locations for new incinerator plants and landfills. The Company believes that its 100% Municipal Waste recycle plan and ethanol production Project would provide a socially beneficial, environmentally safe and technologically sound alternative to the problem of waste disposal. At the same time, it would produce an enviro-friendly fuel alternative to gasoline -- ethanol, that is currently used as a gasoline octane enhancer. Any municipality or combination of municipalities that generate 6000 tons of Municipal Waste per day could support a full 12-Module Project that would produce 80 million gallons of ethanol fuel annually.

     Project debt repayment is anticipated from profits generated by the combination of Tip Fees paid by municipalities for the disposal of Municipal Waste and the revenues from the sale of ethanol fuel produced from Celmat feedstock obtained from Municipal Waste. The same Tip Fees that municipalities currently pay for waste disposal will provide negative cost feedstock compared to costs of nearly $100 per ton for the same glucose equivalent paid by ethanol producers that use corn feedstock.

     The Company's Municipal Waste recycle and process system simply introduces new techniques for separating the various items in ordinary Municipal Waste. The recycle process is otherwise the same process used in many present-day commercial Municipal Waste operations. Ordinary Municipal Waste would be partially hand picked at many Municipal Waste transfer stations located on rail lines in all municipalities. Large items such as engine blocks, washers, dryers, refrigerators, mattresses, etc. would be removed by hand from the stream and salvaged for resale, sold into the Salvage market, or simply shredded and added to the waste stream. The entire remaining materials would be front-end loaded into special water tight rail containers for shipment to the Company's Project for processing into ethanol fuel and electricity. Upon arrival at the Project plant site, the rail container would be off-loaded by special large front end loader machines without further handling by human hands.







     The loaders are designed to lift the rail container from the rail car, turn 180 degrees and dump the container into the Company's primary shredder system. Once in the primary system the Municipal Waste would be shredded into minus 3" pieces, then fed into water based hydroclone pulpers where the Salvage aluminum, copper, steel, iron, glass, plastics, sand, gravel, and dirt, etc., would be removed at the bottom of the hydroclones. At the same time, the Celmat (plastics, yard waste, paper, paper products, etc.) would be harvested at the top of the hydroclones, both streams operating in a continuous flow.

     The Company expects gross margins of 25% or better on its operations and an annual growth rate of 25% or better for at least 10-years, possible only because the Company believes that each metropolitan area in the Eastern U.S. would eventually desire to use the Company's 100% recycle Biofuels Technology to dispose of their Municipal Waste. In turn, the Municipal Waste derived Celmat would reduce the direct cost of producing ethanol fuel from about $1.25 per gallon in real terms to about $0.30 per gallon in real terms by substituting low-cost Municipal Waste derived Celmat in place of high-cost corn. The Company expects its business to be profitable above industry averages due to the Tip Fee incentive to recycle rather than landfill and incinerate Municipal Waste, technological advances invented by the Company, and the availability of raw materials in both good and bad times.

     In 1993, the Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants and plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which is based upon converting Municipal Waste incineration plants and operating ethanol plants into biofuels plant Projects utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operating ethanol plants and Municipal Waste incineration plants and transfer stations.

     The Company has previously announced that it was conducting discussions with the City of Philadelphia and with Swatara Coal Company, near Pottsville, Pennsylvania, regarding the possibility of constructing a grassroots Municipal Waste fed ethanol plant Project in those locations. The discussions are continuing, however, the high cost and time required to obtain necessary permits make these options less attractive at this time.

     Meanwhile, working with its advisors, the Company is pursuing options to purchase several permitted Municipal Waste transfer stations located in the Northeastern U.S. through Mayfair Energy Corporation ("Mayfair"), its wholly-owned Pennsylvania corporation. The advantages of purchasing an operating facility are many. An existing transfer station would have permits for receiving Municipal Waste, thereby eliminating the "not in my backyard" opposition that new construction elicits. New permits would be required only for ethanol production and sale. Because the receiving, sorting and recycling operations would already be operational, acquiring an existing facility would require less time for build-out, and thus less time for proof of concept. At November 10, 2000, the Company had not completed agreements for the purchase of an existing facility, nor is there any guarantee that such agreements will be concluded.

     On December 7, 1999, Mayfair executed an initial underwriting agreement with Triad, a New Jersey based private placement organization, to obtain a $300,000,000 loan for Mayfair (the "Loan") for the construction or retrofit of a Project plant at an appropriate site in the Northeast U.S. Upon Loan closing, for which there is no assurance, and upon receipt of any Loan draw amount from a lender obtained by Triad, the Company may own less than 100% of Mayfair depending on a number of still unknown factors. At November 10, 2000, the Company had paid Triad and its affiliates initial underwriting fees of $145,000 and had not yet acquired an appropriate Project site. The Company can give no assurance a site will be available, or if a site is available, that the Company can obtain the permits necessary to operate the Project at the site obtained.

     At November 10, 2000, the Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of an industrial plant complex utilizing the Company's Biofuels Technology to manufacture ethanol and other saleable products derived and harvested from the contents of Municipal Waste. The Company is pursuing the Loan and other financing possibilities through two wholly-owned subsidiaries, Mayfair and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts for the Project were not finalized or completed as of November 10, 2000.

Forward Looking Statements

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop the Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-QSB report.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2000. None.



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


Date: November 13, 2000