Form 10QSB
period 2000-12-31
STANDARD ENERGY CORP
filed 2001-02-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2000

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

     Common Stock outstanding at February 12, 2001: 105,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE




                                  FORM 10-QSB


                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION

                    For nine months Ended December 31, 2000

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Independent Accounts Review Report............................   3

     Item 1. Consolidated Balance Sheets -
                December 31, 2001 and March 31, 2000...............   4
             Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2001............................   6
                For the three months
                ended December 31, 2001............................   7
             Consolidated Statements of Cash Flows -
                For the nine months ended
                ended December 31, 2001............................   8
             Notes to consolidated financial statements............   9
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  10
             Financial Condition...................................  12
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Management's Conflicts of Interest....................  14
             Research and Development of the Biofuels Technology...  15
             Forward Looking Statements............................  19

             PART II - OTHER INFORMATION

                      Item

     Item 1. Legal Proceedings.....................................  20
     Item 2. Changes in Securities.................................  20
     Item 3. Defaults upon Senior Securities.......................  20
     Item 4. Submission of Matters to a Vote of Security Holders...  20
     Item 5. Other Information.....................................  20
     Item 6. Exhibits..............................................  20
             Signature Page........................................  20


INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders equity and cash flows for the three and nine months ended December 31, 2000. These consolidated financial statements are the responsibility of the Company s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result for the outcome of the uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
February 12, 2001




PART I - ITEM 1



                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  December 31     March 31
                                                      2000           2000
                                                   (Unaudited)      (Audited)

ASSETS

CURRENT ASSETS
  Cash                                             $   14,751      $    3,861
    TOTAL CURRENT ASSETS                               14,751           3,861

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                            11,500          14,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000
    TOTAL OTHER ASSETS                                 96,653          96,653

    TOTAL ASSETS                                   $  122,904      $  115,014





See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                             December 31      March 31
                                                 2000            2000
                                              (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving Line of Credit                   $   92,710       $  94,242
  Notes payable                                       0          30,000
  Notes payable to related parties              364,850         161,000
  Accounts payable and accrued expenses          64,439          36,043
TOTAL CURRENT LIABILITIES                       521,999         321,285


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,851,974 shares at
     December 31, 2000                        1,058,519       1,052,619
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,479,073       7,412,973
  Retained earnings (deficit)                (8,853,434)     (8,588,610)
  Treasury stock, at cost                       (83,253)        (83,253)
    TOTAL STOCKHOLDERS EQUITY                  (399,095)       (206,271)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  122,904      $  115,014
















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                Nine months Ended December 31
                                                         2000           1999

REVENUES
  Oil and gas information services                 $    4,650      $    3,900
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                       25,691          17,933
  Other income                                          4,083           1,075
                                                       34,424          22,908

COSTS AND EXPENSES
  Oil and gas information services                     16,804           7,349
  Oil and gas leasehold interests                      (5,491)         (2,354)
  Oil production                                            0               0
  Depreciation, depletion and amortization              3,000           3,000
  Interest                                             41,516           6,144
  Project Cost                                        188,808         201,344
  General and administrative                           54,611          63,777
    TOTAL COSTS AND EXPENSES                          299,248         279,260

                    NET INCOME (LOSS)              $ (264,824)     $ (256,352)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)



















See notes to consolidated financial statements
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Three months Ended December 31
                                                         2000           1999

REVENUES
  Oil and gas information services                 $    1,350      $    1,500
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                       10,232           5,755
  Other income                                          1,681             355
                                                       13,263           7,610

COSTS AND EXPENSES
  Oil and gas information services                      5,136           1,855
  Oil and gas leasehold interests                           0               0
  Oil production                                            0               0
  Depreciation, depletion and amortization              1,000           1,000
  Interest                                             16,857           2,130
  Project Cost                                          6,849          79,053
  General and administrative                           19,383          15,700
    TOTAL COSTS AND EXPENSES                           49,225          99,738

                    NET INCOME (LOSS)              $  (35,962)     $  (92,128)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)



















See notes to consolidated financial statements

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                Nine months Ended December 31
                                                         2000           1999

Cash Flows From Operating Activities
  Net income (loss)                               $  (264,824)     $ (256,352)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     3,000           3,000
  Changes in:
         Accounts receivable                                0               0
         Accounts payable                              28,396              12

  Net cash provided by (used in)
     operating activities                            (233,428)       (253,340)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments    $         0      $   10,000
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $   10,000

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $   172,318     $   190,458
  Proceeds from sale of common stock                   72,000          48,510

  Net cash provided by (used in)
     Financing activities                         $   244,318      $  238,968

Net Increase (Decrease) in Cash                   $    10,890     $   (4,372)

Cash at Beginning of Period                             3,861           9,604

Cash at End of Period                             $    14,751      $    5,232









See notes to consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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




                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended December 31, 2000, due to little change of activity in the domestic oil and gas exploration industry. In light of this little changed activity, and the Company's lack of capital, it has been exploring other ways of generating revenues. During the current fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled products and feedstock for the production of ethanol fuel. (See "Research and Development of the Biofuels Technology" below)

     Working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), the Company believes it has developed a commercial application for the Biofuels Technology at several potential biofuels plant project sites in the Northeast United States (the "Project") where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that the Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and an electrical power plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into specialty products such as ethanol fuel and electricity.

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

Results of Operations

     The Company realized revenues of approximately $34,000 for the nine-month period ended December 31, 2000, compared with approximately $23,000 for the corresponding period ended December 31, 1999. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the nine-month period ended December 31, 2000, and none for the corresponding period ended December 31, 1999. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $5,000 for the nine-month period ended December 31, 2000, compared with approximately $4,000 for the corresponding period ended December 31, 1999. Revenues from the Company's geologic information services have declined steadily from the 1986, 1993 and 1998 collapse of world crude oil prices. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $26,000 for the nine-month period ended December 31, 2000, compared to approximately $18,000 for the corresponding period ended December 31, 1999. Oil production revenues are up as a result of increased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,000) for the nine-month period ended December 31, 2000, compared to approximately $(2,000) for the comparable period ended December 31, 1999. Expenses associated with the Company's geologic information services were approximately $17,000 for the nine-month period ended December 31, 2000, compared to approximately $7,000 for the comparable period ended December 31, 1999. Expenses associated with the Company's oil production and exploration activities were zero for the nine-month period ended December 31, 2000, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended December 31, 1999, due to the Company's exploration inactivity. General and administrative expense for the nine-month period ended December 31, 2000 were approximately $55,000, compared to approximately $64,000 for the comparable period ended December 31, 1999. This decline reflects the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2000 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant Projects. These costs are being accounted for under line item Project Cost and were approximately $189,000 for the nine-month period ended December 31, 2000, compared to approximately $201,000 for the comparable period ended December 31, 1999.

     The Company's net loss for the nine-month period ended December 31, 2000 was approximately $265,000, compared to approximately $256,000 for comparable 1999 fiscal period and it expects to operate at a loss for the remainder of the 2001 fiscal period, due to continued R&D costs incurred for the Project, and costs related to its oil and gas business. Project costs are accounted for under line item Project Cost. (See "Consolidated Financial Statements")


     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2001, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged despite current high world crude oil and natural gas prices.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at December 31, 2000, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. Effective March 29, 2000, Biomass changed its name to Austin Farms, Inc. ("Austin Farms") to pursue the pig farming business and exit the biomass material R&D business.

     Due to the proposed issuance of additional shares of Biomass to Austin Farm shareholders, the Company does not expect to hold in excess of 5% of the common stock of Austin Farms upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At February 12, 2001, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended December 31, 2000, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $100,000 with an outstanding balance of approximately $93,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $364,850, plus interest of $43,450 for a total of $408,300 at the period ended December 31, 2000. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". These amounts largely offset the Company's cash flow difficulties and its quarterly operating deficit of approximately $36,000. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Project at February 12, 2001.






     On October 30, 2000, due to the Company's continued cash flow difficulties, the Company issued 170,000 newly issued shares of the Company's common stock investment shares at $0.15 per share to one unrelated third party in exchange for $25,500 in cash.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At February 12, 2001, Mr. Rowell beneficially owned approximately 49% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Research and Development of the Biofuels Technology

     The Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 18-years, provided in excess of $13,000,000 to conduct the R&D effort to commercialize its second business, the Biofuels Technology, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful products saleable at a profit. The R&D efforts have produced patent pending, trade secret know-how protected and highly competitive and marketable technologies from the Company's long experience and work conducted at its former Research Center in Utah.

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

     The Company's innovative Biofuels Technology would create a profit generating solution for two major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday would compete in price at the pump with gasoline. The reason for such optimism is the high landfill and incineration Tip Fee costs to dispose of Municipal Waste. The high Tip Fee received by the Company would subsidize the Celmat feedstock cost thus lowering ethanol fuel production costs by approximately 75% compared to the conventional corn-based method of ethanol fuel production.

     The Company's Biofuels Technology is comprised of six basic elements:

     Recycling Municipal Waste: Receiving and separating inorganic "Salvage" products including aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. from the organic products in Municipal Waste and selling those inorganic items into local and world commercial Salvage markets. The inorganic portion is approximately 40% of the total volume of Municipal Waste.



     Harvesting Celmat: Harvesting the organic Celmat products, consisting of paper products, yard and wood wastes, etc. from the total Salvage. The organic Celmat is approximately 60% of the total volume of Municipal Waste.

     Reducing Celmat into inverted sugars and "Lignin": Lignin is the polymeric substance and cementing material that forms the woody cell walls of all plant life. Inverted sugars are inside the woody cell walls. Using the Biofuels Technology the inverted sugars are converted into C6 and C5 sugars. These rich carbohydrates are mostly glucose and xylose fermentable into 200 proof alcohol.

     Producing ethanol fuel: Ethanol fuel has an octane rating of 112, much higher than any gasoline. It is produced by blending 5% gasoline with 100% anhydrous alcohol (200 proof/113 octane). Anhydrous alcohol is a natural alcohol usually made from corn. Manufacturing alcohol from Celmat has never been economically successful due to the high cost to extract the fermentable sugars. The Biofuels Technology uses several unique processes to separate the Lignin from the fermentable sugars that reduce the manufacturing costs dramatically and make possible the manufacture of ethanol fuel for approximately $0.30 per gallon.

     Generating Electricity: The recovered Salvage plastics and Lignin would provide about 50% of the boiler fuel mix. Together with the addition of 50% natural gas for burner tip control efficiency, enough steam would be produced to power a 50-megawatt power plant providing the Project with total electrical self-sufficiency. The Project would require 35-megawatts per day leaving about 15-megawatts of excess electricity for sale.

     Producing Distilled Water: Approximately 90 gallons of 100% pure distilled water would be produced for each ton of Municipal Waste processed. Profitable uses include pharmaceutical and cosmetics products. Its use could also reduce maintenance of commercial laundries, boilers, heat exchanger tubes, etc. The Company estimates the bottled value of the distilled water at $0.20 per gallon. This amount has not been included in the Business Plan financial proforma.

     Ethanol fuel is currently used primarily as an additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel, and after further research, might have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic replacement base plastics resin useable to produce such things as vehicle side panels and bumpers.

     The Biofuels Technology would recycle 100% of Municipal Waste delivered to the Project plant site by independent private carter/haulers into a stream of inorganic Salvage and organic Celmat. The Salvage would be harvested and sold into local and world salvage markets while the Celmat would be harvested as feedstock for the ethanol fuel production plant for processing into enviro-friendly renewable ethanol fuel at a total net cost of approximately $0.30 per gallon compared to the corn-based method net cost of approximately $1.25 per gallon. The renewable Lignin cost recovery is included in the cost to produce ethanol fuel.

     At the full 12-Module design, the Project would consist of a Municipal Waste fed recycle plant (the "Recycle Plant"), a Celmat fed ethanol fuel production plant (the "Ethanol Plant") and a Salvage plastic/Lignin/natural gas fired power plant (the "Power Plant"). The design capacity of the Recycle Plant would process approximately 2,000,000 tons per year of Municipal Waste (6,000 tons per day) within a 12-Module design using off-the-shelf equipment. It would convert that 2,000,000 tons per year of Municipal Waste into approximately 1,200,000 tons per year of Celmat (3,700 tons per day) which, in turn, would produce approximately 80,000,000 gallons per year of ethanol fuel (240,000 gallons per day). Operations would ramp-up in 4-Module sequences until the 12-Module design becomes fully operational. The total refit/construction cost of the 12-Module design would be approximately $250,000,000 and would require approximately 500 new employees and some 200 construction employees over a 30-month construction period.

     The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in a Project plant. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     It is the Tip Fee and ethanol fuel production made possible by the Company's enviro-friendly proprietary Biofuels Technology that, together, could provide a municipality with the economic recycle and disposal of 100% of the items in Municipal Waste, eliminating the need for future Municipal Waste landfills and incineration plants. The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Project for the 100% recycle solution to the disposal of Municipal Waste.

     Municipal Waste is a plentiful feedstock material that can negatively impact health. Its safe and economic disposal is one of the largest expenditures made by most municipalities. While daily volume of waste produced by households and businesses is increasing, so is the opposition to proposed locations for new incinerator plants and landfills.
The Company believes that its 100% Municipal Waste recycle Biofuels Technology would provide a socially beneficial, environmentally safe and technologically sound alternative to the problem of Municipal Waste disposal. At the same time it would produce ethanol, an enviro-friendly renewable 112 octane ethanol fuel alternative to gasoline. Any municipality or combination of municipalities that generate 6000 tons of Municipal Waste per day could support a regional 12-Module Project.

     Project debt repayment is anticipated from profits generated by the combination of Tip Fees paid by municipalities for the disposal of Municipal Waste and revenues received from the sale of ethanol fuel produced from the Celmat feedstock obtained from Municipal Waste. The same Tip Fees that municipalities currently pay for Municipal Waste disposal would provide negative cost feedstock for the Celmat fed Ethanol Plant. This would compare to costs of nearly $100 per ton for the same glucose equivalent paid by ethanol producers that use corn feedstock.

     The Company's Biofuels Technology simply introduces new techniques for separating the various items in ordinary Municipal Waste. The recycle process is otherwise the same process used in many present-day commercial Municipal Waste operations.

     The Company expects gross margins of 25% or better on its operations and an annual growth rate of 25% or better for at least 10-years, possible only because the Company believes that each metropolitan area in the Northeast USA would eventually desire to use the Company's 100% recycle Biofuels Technology to dispose of their Municipal Waste. In turn, the Municipal Waste derived Celmat would reduce the direct cost of producing ethanol fuel from about $1.25 per gallon in real terms to about $0.30 per gallon in real terms by substituting low-cost Municipal Waste derived Celmat in place of high-cost corn. The Company expects its business to be profitable above industry averages due to the Tip Fee incentive to recycle rather than landfill and incinerate Municipal Waste, technological advances invented by the Company, and the availability of Municipal Waste (raw materials) in both good and bad economic times (recession-resistance).

     The Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants and plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which is based upon refitting operating ethanol plants and operating Municipal Waste incineration plants into biofuels plant Projects utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operating ethanol plants, Municipal Waste incineration plants and Municipal Waste transfer stations.

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

     Meanwhile, working with its advisors, the Company is pursuing options to purchase several permitted Municipal Waste transfer stations located in the Northeast USA. The advantages of purchasing an operating facility are many. An existing transfer station already has permits for receiving Municipal Waste, thereby eliminating the "not in my backyard" opposition that new construction elicits. New permits would be required only for ethanol production and sale. Because the receiving, sorting and recycling operations would already be operational, acquiring an existing recycle facility would require less time for build-out, refit and to construct the Ethanol and Power Plant facilities. At February 12, 2001, the Company had not completed agreements for the purchase of an existing facility, nor is there any guarantee that such agreements will be concluded.




     On December 7, 1999, the Company executed an initial underwriting agreement with Triad, a New Jersey based private placement organization, to obtain a $300,000,000 loan (the "Loan") for the construction or retrofit of a Project plant at an appropriate site in the Northeast USA. Upon Loan closing, for which there is no assurance, and upon receipt of any Loan draw amount from a lender obtained by Triad, the Company may own less than 100% of a Project depending on a number of still unknown factors. At February 12, 2001, the Company had paid Triad and its affiliates initial underwriting fees of $145,000 and had not yet acquired an appropriate Project site. The Company can give no assurance a site will be available, or that if a site is available, that the Company can obtain the permits necessary to operate the Project at the site obtained.

     The Project, fundamentally, is only an engineering concept where the Company is contemplating the construction of an industrial plant complex utilizing the Company's Biofuels Technology to manufacture ethanol and other saleable products derived and harvested from the contents of Municipal Waste. The Company is pursuing the Loan and other financing possibilities through two wholly-owned subsidiaries, Mayfair Energy Corporation and Biofuels, Inc. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts for the Project were not finalized or completed as of February 12, 2001.

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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5. Administrative Action. On January 10, 2001, the Securities and Exchange Commission (the "Commission") issued an Order pursuant to Section 21C of the Securities Exchange Act of 1934 (the "Exchange Act") against Dean W. Rowell ("Rowell") requiring Rowell to cease and desist from committing or causing any violations or future violations of Sections 13(d) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-3 thereunder. Rowell, without admitting or denying the allegations in the Commission's Order, consented to the entry of the Order finding that: (1) he failed to timely file a Schedule 13D and thirty-one amendments thereto, resulting in delinquencies ranging from three weeks to nineteen years and nine months; and (2) he failed to timely file a Form 3, failed to timely file seventy-five Forms 4 (with delinquency period ranging from three weeks to seventeen years and ten month), and three Forms 5 (with delinquency period ranging from five years and ten months to seven years and eleven months.

     Simultaneously with the entry of the Commission's Order, the Commission filed a civil action against Rowell pursuant to Section 21(d)(3) of the Exchange Act alleging violations of the ownership reporting provisions and seeking from Rowell a civil penalty. Without admitting or denying the Commission's allegations, Rowell consented to entry of a final judgement imposing a penalty of $10,000 which penalty Rowell paid to the Commission on January 17, 2001.

     On January 10, 2001, the Commission issued an Order pursuant to
Section 21C of the Securities Exchange Act of 1934 against Pamela K. Nelson ("Nelson") requiring Nelson to cease and desist from committing or causing any violations or future violations of Sections 13(g) and 16(a) of the Exchange Act and Rules 13d-1, 13d-2, 16a-3 thereunder. Nelson, without admitting or denying the allegations in the Commission's Order, consented to the entry of the Order finding that: (1) she failed to timely file a
Schedule 13G and one amendment thereto, resulting in delinquencies of more than eleven years and three months, and ten years and seven months, respectively; and (2) failed to timely file a Form 3, failed to timely file twenty-four Forms 4 (with delinquency periods ranging from more than one month to more than twelve years and eleven months), and three Forms 5 (with delinquency periods ranging from more than five years and ten months to seven years and ten months). Nelson was not penalized in this action.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2000. None.




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


Date: Febuary 12, 2001