Form 10-K
period 2001-03-31
STANDARD ENERGY CORP
filed 2001-06-28
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2001
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no
disclosure will be contained, to the best of Issuer's knowledge, in
definitive proxy or information statement incorporated by
reference
in Part III of this Form 10-KSB, or any amendment to this Form
10-
KSB    .

The Issuer's revenue for the fiscal year ended March 31, 2001 was approximately $54,000.




As of June 27, 2001, 105,851,974 shares of the Issuer's common stock were issued and outstanding of which 52,133,093 shares were held by non-affiliates. As of June 27, 2001, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.125 bid, was approximately $6,516,637.

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Standard Energy Corporation's ("the Company") principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, primarily with the intent of reselling such leaseholds to third-parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the Bureau of Land Management's ("BLM") leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming (the "Leasing Programs").

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell ("Rowell"), is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Rowell's 40-year experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2001, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2001 were approximately as follows:

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

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 30,000 gross acres at fiscal year ended March 31, 2001. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments with respect thereto. Based upon such evaluation, the Company abandons (writes off) those leaseholds for which it does not wish to continue making rental payments. The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to decline over the course of such period, primarily due to past downturns in the domestic oil industry. No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of its leases.

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2001 and 2000, revenues from oil and gas lease royalties during such period were approximately $42,000 and $25,000 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")

     The Company's oil and gas leasehold inventory remains at approximately 45,000 net acres at the year ended March 31, 2001, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's inventory of undeveloped leases are subject to the jurisdiction of the BLM, with the balance being leased from agencies of various Rocky Mountain states. As a result of the advance lease deposits required under the Leasing Programs, and the Company's current working capital difficulties, it may be expected that the percentage of leases acquired in the future from such states may increase. BLM leaseholds granted under the Leasing Program are leased by the BLM at an annual rental of $1.50 per acre, and $2.00 per acre for leases acquired and held for more than five years.

     The majority of the Company's BLM leasehold inventory at March 31, 2001 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2001 and 2000 for all oil and gas properties leased by it were approximately $1,000 and $4,000, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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

     During fiscal 2001, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

     The BLM has on several previous occasions, since the Mineral Leasing Act of 1920, suspended and/or modified the BLM Leasing Program. No assurance can be given that current Leasing Programs will not be subsequently eliminated, modified or suspended, or that the Company will be able to actively participate in or derive profits from the Leasing Programs.

Geological Information Services

     The Company, through its wholly-owned subsidiary, PIC, provides a variety of geologic lease evaluation services. PIC makes available to subscribers monthly reports containing information which evaluates leases offered in the Leasing Programs. Such information includes comprehensive geologic data, recommendations and reports with respect to leaseholds offered in the Leasing Programs, including PIC's evaluation of the production prospects of such leaseholds and, frequently, an estimated resale value for such leaseholds, the names of selected participants, results of auction sales and drawings, and other information. In addition to such monthly reports, PIC also sells information with respect to individual oil and gas properties throughout the Rocky Mountain area.

     The geologic and other information which PIC makes available through its reporting services is obtained from different sources, including PIC's internal files which contain well and land oil and gas exploration data on a historical basis in the nine-state area comprising the Rocky Mountain region. Such data is interpreted and summarized by PIC's part-time in-house geologists and landmen.

     PIC, through a wholly-owned subsidiary, also provides oil and gas mapping services with respect to properties located throughout the Rocky Mountain region. PIC prepares base survey and geologic maps on various scales, reflecting significant oil and gas well drilling activity in a particular area.



     During the Company's two fiscal years ended March 31, 2001 and 2000, revenues contributed to the Company's consolidated revenues by PIC were approximately $6,000 and $5,000, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

Research and Development - Biofuels Technology

     The Company continues to research and develop ("R&D") its biofuels technologies for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled products and feedstock for the production of electricity and ethanol transportation fuel (the "Biofuels Technology").

     Working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), the Company believes it has developed a commercial application for the Biofuels Technology at several potential biofuels plant project sites in the Northeast United States (the "Mayfair Project") where Municipal Waste landfills and transfer stations charge some of the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that the Mayfair Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and an electric generating power plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into electricity and ethanol transportation fuel. There can be no assurance that the required capital would be available to develop the Mayfair Project, and even if adequate capital is available, there can be no assurance that the Biofuels Technology would perform on a commercial basis.

     The Company's future operating results will depend on its ability to obtain adequate financing to actually construct the Mayfair Project. Expenses incurred for the Mayfair Project development are being accounted for under line item "Research and Development Costs".

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 20-years, provided in excess of $13,000,000 to conduct the R&D effort to commercialize its second business, the commercial development of its Biofuels Technology, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful products saleable at a profit. The Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.

     Based on its R&D efforts, the Company believes the Mayfair Project would be the first business to economically produce ethanol transportation fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste. These plants would combine recycling, electric power and ethanol fuel production at several regional biofuels plant sites.

     The Company further believes that its innovative Biofuels Technology would create a profit generating solution for two major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. The reason for such optimism is the high landfill and incineration Tip Fee costs to dispose of Municipal Waste. The high Tip Fee received by the Company would subsidize the Celmat feedstock cost thus lowering ethanol fuel production costs by approximately 75% compared to the conventional corn-based method of ethanol fuel production.

     The Company's Biofuels Technology is comprised of six basic elements:

     Recycling Municipal Waste: Receiving and separating inorganic "Salvage" products including aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. from the organic products in Municipal Waste and selling those inorganic items into local and world commercial Salvage markets. New separating techniques are introduced, otherwise, the recycle processes are the same process used in many present-day commercial Municipal Waste recycle operations. The inorganic portion is approximately 40% of the total volume of Municipal Waste.

     Harvesting Celmat: Harvesting the organic Celmat products, consisting of paper products, yard and wood wastes, etc. from the total Municipal Waste stream. The organic Celmat is approximately
60% of the total volume of the Municipal Waste stream.

     Reducing Celmat into inverted sugars and "Lignin": Lignin is the polymeric substance and cementing material that forms the woody cell walls of all plant life. Inverted sugars are inside the woody cell walls. Using the Biofuels Technology the inverted sugars are converted into C6 and C5 sugars. These rich carbohydrates are mostly glucose and xylose fermentable into 200 proof alcohol.



     Producing ethanol fuel: Ethanol fuel has an octane rating of 112, much higher than any gasoline. It is produced by blending 5% gasoline with 100% anhydrous alcohol (200 proof/113 octane). Anhydrous alcohol is a natural alcohol usually made from corn. Manufacturing alcohol from Celmat has never been economically successful due to the high cost to extract the fermentable sugars. The Biofuels Technology uses several unique processes to separate the Lignin from the fermentable sugars that reduce the manufacturing costs dramatically and, based upon current studies and information, make possible the manufacture of ethanol fuel for approximately $0.30 per gallon.

     Generating Electricity: The recovered Salvage plastics and Lignin would provide about 50% of the boiler fuel mix. Together with the addition of 50% natural gas for burner tip control efficiency, enough steam would be produced to power an entire Mayfair Project with total electrical self-sufficiency, plus a substantial amount of excess electricity for sale to the local or regional power grid systems. The sales value of the excess electricity has not been included in the Business Plan financial proforma.

     Producing Distilled Water: Approximately 90 gallons of 100% pure distilled water would be produced for each ton of Municipal Waste processed. Profitable uses include pharmaceutical and cosmetics products. Its use could also reduce maintenance of commercial laundries, boilers, heat exchanger tubes, etc. The bottle value of the distilled water has not been included in the Business Plan financial proforma.

     Ethanol fuel is currently used primarily as an additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel to produce electricity. After further research, Lignin may have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic replacement base plastics resin useable to produce such things as vehicle side panels and bumpers.

     The Biofuels Technology would recycle 100% of Municipal Waste delivered to the Mayfair Project plant site by independent private carter/haulers into a stream of inorganic Salvage and organic Celmat. The Salvage would be harvested and sold into local and world salvage markets while the Celmat would be harvested as feedstock for the ethanol fuel production plant for processing into enviro-friendly renewable ethanol fuel at a total net cost of approximately $0.30 per gallon compared to the corn-based method net cost of approximately $1.25 per gallon. The renewable Lignin cost recovery is included in the cost to produce ethanol fuel.



     At the full 12-Module design and, based upon current studies and information, the Mayfair Project would consist of a Municipal Waste fed recycle plant (the "Recycle Plant"), a Celmat fed ethanol fuel production plant (the "Ethanol Plant") and a Salvage plastic/Lignin/natural gas fired power plant (the "Power Plant"). The design capacity of the Recycle Plant would process approximately 2,000,000 tons per year of Municipal Waste (6,000 tons per day) within a 12-Module design, converting the 2,000,000 tons per year of Municipal Waste into approximately 1,200,000 tons per year of Celmat (3,700 tons per day) which, in turn, would produce approximately 80,000,000 gallons per year of ethanol fuel (240,000 gallons per day). Operations would ramp-up in 4-Module sequences until the 12-Module design becomes fully operational. The total construction/refit cost of the 12-Module design would be approximately $250,000,000 and would require approximately 500 new employees and some 200 construction employees over a 30-month construction period.

      The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Mayfair Project for the 100% recycle solution to the disposal of Municipal Waste. The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in the Mayfair Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     All of the Company's R&D has been funded through private sources, which include the construction and operation of two former research pilot plants in Utah. In 1982, the first pilot plant was built at an old west side industrial site and successfully recovered research amounts of alcohol and lignin from Celmat. It consumed 5 tons per 8 hour shift. Almost every waste cellulosic material was tested including Municipal Waste.

     In 1990, a second pilot plant was scaled-up to process 150 tons per day of Municipal Waste and constructed on the Weber County, Utah landfill. Municipal Waste was chosen as the feedstock due to (1) the prospects of a $60 per ton Tip Fee disposal contract for the feedstock (a negative cost factor) and
(2) the 60% by volume Celmat content of the Municipal Waste. The pilot plant successfully recovered a homogeneous Celmat from the Municipal Waste processed and produced commercial amounts of alcohol and lignin from the processed Celmat over an approximate 6-month operating period.






     In 1994, a third scale up commercial design was completed to produce 7 megawatts of electricity and 25,000 gallons of ethanol fuel from 500 tons per day of Municipal Waste. It was dubbed the commercial "Module" due to its modular design using off-the-shelf equipment and materials. During scale-up plant design, the Company began looking for a site to install the first commercial Module that had Municipal Waste infrastructure, existing Municipal Waste operating permits and Municipal Waste Tip Fee disposal contracts.

     Municipal Waste is a plentiful feedstock material that can negatively impact health. Its safe and economic disposal is one of the largest expenditures made by most municipalities. While daily volume of waste produced by households and businesses is increasing, so is the opposition to proposed locations for new incinerator plants and landfills. The Company believes that its 100% Municipal Waste recycle Biofuels Technology would provide a socially beneficial, environmentally safe and technologically sound alternative to the problem of Municipal Waste disposal. At the same time it would produce ethanol, an enviro-friendly renewable 112 octane ethanol fuel alternative to gasoline. Any municipality or combination of municipalities that generate 6000 tons of Municipal Waste per day could support a regional 12-Module Mayfair Project.

     The Mayfair Project debt repayment is anticipated from profits generated by the combination of Tip Fees paid by municipalities for the disposal of Municipal Waste and revenues received from the sale of ethanol fuel produced from the Celmat feedstock obtained from Municipal Waste. The same Tip Fees that municipalities currently pay for Municipal Waste disposal would provide negative cost feedstock for the Celmat fed Ethanol Plant. This would compare to costs of nearly $100 per ton for the same glucose equivalent paid by ethanol producers that use corn feedstock.

     It is the Tip Fee, electricity sales and ethanol fuel production, made possible by the Company's enviro-friendly proprietary Biofuels Technology that, together, could provide a municipality with the economic recycle and disposal of 100% of the items in Municipal Waste, eliminating the need for future Municipal Waste landfills and incineration plants.

     The Company expects a substantial interest to develop for its Biofuels Technology for at least 10-years, possible only because the Company believes that each metropolitan area in the Northeast USA would eventually desire to use the Company's 100% recycle Biofuels Technology to dispose of their Municipal Waste. In turn, the Municipal Waste derived Celmat would reduce the direct cost of producing ethanol fuel from about $1.25 per gallon in real terms to about $0.30 per gallon in real terms by substituting low-cost Municipal Waste derived Celmat in place of high-cost corn. The Company expects its business to be profitable above industry averages due to the Tip Fee incentive to recycle rather than landfill and incinerate Municipal Waste, technological advances invented by the Company, and the availability of Municipal Waste (raw materials) in both good and bad economic times (recession-resistance).

     The Company initiated a search for a way to commercially exploit the Biofuels Technology. Idled plants and plants operating uneconomically, were initially considered the most appropriate and viable alternative, resulting in the development of the South Bend Project, which is based upon refitting operating ethanol plants and operating Municipal Waste incineration plants into biofuels plants utilizing the Company's Biofuels Technology. The Company is still considering this approach with owners of currently operating ethanol plants, Municipal Waste incineration plants and Municipal Waste transfer stations.

     The Company has previously announced that it was conducting discussions with the City of Philadelphia and with Swatara Coal Company, near Pottsville, Pennsylvania, regarding the possibility of constructing a grassroots Municipal Waste fed ethanol plant complex in those locations. The discussions are continuing, however, the high cost and time required to obtain necessary permits make these options less attractive at this time.

     Working with its advisors, the Company is currently pursuing the purchase of several permitted Municipal Waste transfer stations located in the Northeast USA. The advantages of purchasing an operating facility are many. An existing transfer station already has permits for receiving Municipal Waste, thereby eliminating the "not in my backyard" opposition that new construction elicits. New permits would be required only for ethanol production and sale. Because the receiving, sorting and recycling operations would already be operational, acquiring an existing recycle facility would require less time for build-out, refit and to construct the Ethanol and Power Plant facilities. At June 27, 2001, the Company had not completed agreements for the purchase of an existing facility, nor is there any guarantee that such agreements would be concluded.

     On October 25, 2000, the Company executed a second underwriting agreement with Triad Capital Associates ("Triad"), a New Jersey based private placement organization, to obtain a $100,000,000 loan (the "Loan") for the construction and retrofit of an initial 4-Module design Mayfair Project plant at an appropriate site in the Northeast USA. Upon Loan closing, for which there is no assurance, and upon receipt of any Loan draw amount from a lender obtained by Triad, the Company may own less than 100% of a Mayfair Project depending on a number of still unknown factors. At June 27, 2001, the Company had paid Triad and its affiliates initial underwriting fees of $195,000 and had not yet acquired an appropriate plant site. The Company can give no assurance a site would be available, or that if a site is available, that the Company can obtain the permits necessary to operate a Mayfair Project at the site obtained.

     The Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste. The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of June 27, 2001.

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

     There can be no assurance that either the states or the federal government would not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

Insurance

     The Company does not currently have in force general liability insurance coverage but does have renters liability coverage on its headquarters office space. There can be no assurance the coverage limits of the Company's policy would be adequate, or that the Company can obtain liability insurance in the future on acceptable terms, or at all.







Environmental Matters

     The Company is not aware of any pending or threatened claim, investigation, or enforcement action regarding environmental issues which if determined adversely to the Company, would have an adverse effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

     As of June 27, 2001, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Item 2.  PROPERTIES

Headquarters

     The Company's executive offices are located in a 4,000 square foot building. The premises are leased from a non-affiliated party, at an annual rental of approximately $35,000 per year. Such space is shared with Trachyte Oil Company ("Trachyte"), an affiliate of the Company, who pays the Company approximately $11,000 per year for such shared space. Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2001 was approximately as follows:

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


Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2001.

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2000
     First Quarter  ..........    $  0.32        $  0.11
     Second Quarter ..........       0.20           0.12
     Third Quarter  ..........       0.20           0.09
     Fourth Quarter ..........       0.21           0.12
          Fiscal Year 2001
     First Quarter  ..........    $  0.24        $  0.12
     Second Quarter ..........       0.36           0.17
     Third Quarter  ..........       0.30           0.11
     Fourth Quarter ..........       0.19           0.11
          Fiscal Year 2002
     First Quarter  ..........    $  0.12        $  0.25
      (through June 27, 2001)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 27, 2000

Common Stock, par value $0.01 per share:         2,200
Preferred Stock, par value $0.01 per share:      None Issued



     As of June 27, 2001, there were 105,851,974 shares of common stock outstanding and approximately 2,200 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the fiscal period ended March 31, 2001 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues due to the increase in crude oil, natural gas and electric power prices during the past year. If these worldwide price increases hold firm for another year, the Company plans to enter the wholesale electric power generation business with one of several energy developers on its Geyser Prospect in Emery County, Utah.

     During the 2002 fiscal period, the Company continues its R&D efforts to commercialize its Biofuels Technology for the recycle of Municipal Waste into saleable products and the recovery of Celmat, convertible into electricity and ethanol transportation fuel. As a result of these efforts, management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for its future Mayfair Project. The Mayfair Project details are described in the Mayfair Project Business Plan prepared by the Company and the Scales Group and further described above under the heading Research and Development - Biofuels Technology. There can be no assurance that the required capital will be available to construct the Mayfair Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Mayfair Project. Expenses incurred for the Mayfair Project are currently being accounted for under line item "Research and Development Costs".

Results of Operations

     The Company realized revenues of approximately $54,000 for the fiscal period ended March 31, 2001, compared with approximately $36,000 for the corresponding 2000 fiscal period. Cash requirements during the fiscal 2001 period were obtained from a combination of internally generated cash flow from operations, asset sales, and the sale of the Company's common stock to private individuals to be held for investment only.

     The Company realized revenues from oil and gas lease royalties of approximately $42,000 for the fiscal period ended March 31, 2001, compared with approximately $25,000 for the corresponding 2000 fiscal period. Oil production revenues continue to increase reflecting current high worldwide crude oil prices which should also create higher oil and gas leasehold sales in future years. Revenues from the sale of the Company's geologic information services were approximately $6,000 for fiscal period ended March 31, 2001, compared with approximately $6,000 for the corresponding 2000 fiscal period.

     The Company incurred expenses related to the Company's oil and gas leasehold sales of approximately $1,000 for the fiscal period ended March 31, 2001, compared to approximately $4,000 for the comparable fiscal 2000 period. Expenses associated with the Company's geologic information services were approximately $5,000 for the fiscal period ended March 31, 2001, compared to approximately $5,000 for the comparable fiscal 2000 period. General and administrative expense for the fiscal period ended March 31, 2001, were approximately $108,000, compared to approximately $116,000 for the comparable 2000 fiscal period.

     During the previous three year period all of the Company's R&D costs were expensed under line item general and administrative expense. During the 2001 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expense and the expenses related to its various Biofuels Projects. R&D costs were approximately $246,000 for the fiscal period ended March 31, 2001, compared to approximately $243,000 in fiscal 2000.

     The Company's net loss for the fiscal period ended March 31, 2001 was approximately $311,000, compared to approximately
$336,000 for comparable 2000 fiscal period. The Company anticipates that it will continue to operate at a loss for the 2002 fiscal year, ended March 31, 2002, due to continued R&D costs and costs related to its oil and gas business.

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during the remainder of fiscal 2002, nor does it expect significant leasehold sales in the foreseeable future, unless the domestic oil and gas industry improves with higher oil and gas prices for a sustained period. It will take more than only the past two years of improving prices before exploration companies are convinced that prices have stabilized from low worldwide crude oil prices over the past 15-years. The domestic oil and gas industry is not expected to boom in the short-term due to negative U.S. Government environmental policies toward oil and gas exploration and production in the U.S.

     The Company has available at March 31, 2001, unused tax operating loss carry forward of approximately $4,200,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount. (See "Consolidated Financial Statements")

Financial Condition

     Management is aggressively exploring additional financing alternatives for ongoing and future operations of the Company and expects to enter into an agreement with the Scales Group for the engineering, management, and construction of the Mayfair Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure the Mayfair Project financing would substantially alter management's assumptions as herein presented.

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







     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 45,000 net acres at March 31, 2001, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the approximate $4,200,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass.

     Effective March, 17, 2000, Biomass changed its name to Austin Farms, Inc. ("Austin Farms") to pursue the pig farming business and exit the biomass material research and development business. Due to the proposed issuance of additional shares of Biomass to Austin Farm shareholders, the Company does not expect to hold in excess of 5% of the common stock of Austin Farms upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At June 27, 2001, the Biomass shares had little value at a bid price of $0.00 and asked $0.05 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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






     For the period ended March 31, 2001, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $108,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte with an outstanding loan balance of approximately $400,850, plus interest of $54,428 for a total of $455,278 at the period ended March 31, 2001.

     Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". These amounts largely offset the Company's cash flow difficulties and its annual operating deficit of approximately $352,000. (See "Consolidated Financial Statements").

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Project at June 27, 2001.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Aggressively pursue financing for the Mayfair Project with its underwriter, other current financial contacts and attorneys.

     2. Continue R&D, testing Municipal Waste processing equipment and testing existing and newly developed cellulose enzymes.

     3.   Continue design and development of the Mayfair Project.

     4. Aggressively pursue oil and gas lease acquisition with third party investors and investigate the possibility of entering into the wholesale electric power generation business.



     5. Engage an investor relations representative to disseminate information about the Company, its technologies, the Mayfair Project and the wholesale electric power generation business.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company and Trachyte, and Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 27, 2001, Rowell beneficially owned approximately 48% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

         ACT

     A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       63       CEO/President/Chairman
     Pamela K. Nelson     43       Vice President/Secretary
     Michael M. Cannon    53       Director

     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996. Mr. Rowell has been involved in the oil and gas exploration and production industries for over 40 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, Biofuels, Trashfuel Inc., and Mayfair Energy Corporation.
Mr. Rowell devotes approximately 80% of his time to the Company.

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 25 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, Biofuels, Trashfuel Inc., and Mayfair Energy Corporation, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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

     F. Compliance With Section 16(a). Section 16 of the Securities Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 3 and Form 4 must be filed within ten days after the end of the calendar month in which a sale or purchase occurred. In the alternate, a Form 5 may be filed within 45 days after the end of the Company's fiscal year. Based upon the review of Form 4, Form 3, and/or Form 5 filed with the Company, the Company is not aware of any delinquent filings of such forms by any reporting person.

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

SUMMARY COMPENSATION TABLE
                           Annual Compensation

                                           Other Annual Restrict
Name and Principal             Commissions Compensation   Stock
Options
Position           Year Salary And Bonuses    (Auto)     Awards
SAR's

Dean W. Rowell     2001 $   -0-      -0-      $4,000       -0-
-0-
President/CEO      2000 $   -0-      -0-      $4,000       -0-
-0-
                   1999 $   -0-      -0-      $4,000       -0-
-0-






     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2001. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company discontinued the practice of providing Rowell a credit card but continues to provide Rowell with an automobile at a cost of approximately $4,000 per year.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 27, 2001, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:





                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)             50,913,781          48.1%

     Pamela K. Nelson                2,792,100           2.6%

     Michael M. Cannon                  13,000            .0%
     All Officers and Directors
       as a group                   53,718,881          50.7%
___________
(1) This figure includes all of the shares owned by Trachyte.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

     Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participa-tion in the Leasing Programs.

     During the nine year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 27, 2001.

     During the fiscal period ended March 31, 2001, the Company continued to experience severe cash flow difficulties which have continued into the 2002 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2001 of approximately $455,000. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the fiscal period ended March 31, 2001.

     On July 15, 1996, the Company formed Biofuels, Inc.
("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through June
27, 2001.

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

     B. The Company filed no Form 8-K during the fiscal year ended March 31, 2001. The financial statement information required by this portion of Item 13 is submitted as a separate section at the rear of this Report.

Exhibits to Form 10-KSB

     NONE




































SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 27, 2001
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 27, 2001
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)





/s/ Pamela K. Nelson     Vice President             June 27, 2001
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director





/s/ Michael M. Cannon          Director             June 27, 2001
  Michael M. Cannon















                        STANDARD ENERGY CORPORATION
                             AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2001









































                        C O N T E N T S


Independent Auditors' Report...............................3

Consolidated Balance Sheet.................................4

Consolidated Statements of Operations......................6

Consolidated Statements of Stockholders' Equity (Deficit)..7

Consolidated Statements of Cash Flows......................8

Notes to the Consolidated Financial Statements.............9

































                       INDEPENDENT AUDITORS' REPORT

Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries at March 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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



HJ& Associates
Salt Lake City, Utah
June 6, 2001


               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS



                                                   March 31,
                                                     2001
ASSETS

CURRENT ASSETS

  Cash                                            $   10,106

    Total Current Assets                              10,106

PROPERTY AND EQUIPMENT, net (Note 2)                  10,500

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970 (Note 3)         -

OTHER ASSETS

  Cash surrender - life insurance                        867
  Oil and gas leases held for resale (Note 3)         71,653
  Pledged drilling bonds (Note 3)                     25,000

    Total Other Assets                                97,520

    TOTAL ASSETS                                  $  118,126



















The accompanying notes are an integral part of these consolidated financial statements

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                               March 31,
                                                 2001


CURRENT LIABILITIES

  Accounts payable and accrued expenses     $   96,117
  Revolving line of credit                     107,739
  Note payable - related party (Note 5)        400,850


    Total Current Liabilities                  604,706


STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $0.01 per share
   authorized 10,000,000 shares, no shares
   issued and outstanding                           -
  Common Stock; par value $.01 per share;
     200,000,000 shares authorized; 105,851,974
     shares issued and outstanding          1,058,519
  Additional paid-in capital                7,479,073
  Treasury stock                              (83,253)
  Accumulated deficit                      (8,940,919)

    Total Stockholders' Equity (Deficit)     (486,580)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                     $  118,126














The accompanying notes are an integral part of these consolidated financial statements

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Years Ended
                                                   March 31
                                     2001         2000

REVENUES

  Oil and gas leasehold interest   $    5,888   $    5,888
  Oil and gas information services      6,000        5,160
  Oil and gas lease royalties          41,735       24,950

    Total Revenues                     53,623       35,998

EXPENSES

  Oil and gas information services      5,343        5,042
  Oil and gas leasehold interests         837        3,974
  Depreciation, depletion and
     amortization                       4,000        4,000
  Research and development costs
    (Note 6)                          246,315      242,672
  General and administrative          107,758      116,317

    Total Expenses                    364,253      372,005

OPERATING LOSS                     $ (310,630)  $ (336,007)

  Interest income and other            14,343        1,315
  Interest expense                    (56,022)     (18,049)

    Total Other Income (Expense)      (41,679)     (16,734)

LOSS BEFORE EXTRAORDINARY GAIN       (352,309)    (352,741)

EXTRAORDINARY GAIN

  Gain on forgiveness of debt
   (Note 10)                                -       44,882

  Total Extraordinary Gain                  -       44,882

INCOME TAX EXPENSE                          -            -

NET LOSS                           $ (352,309)   $(307,859)

BASIC AND DILUTED LOSS PER SHARE   $     (.00)   $     (.00)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                       104,738,582   104,689,415


The accompanying notes are an integral part of these consolidated financial statements

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Stockholders' Equity
                For the Years Ended March 31, 2001 and 2000



             Additional
                           Treasury Stock                 Common
Stock           Paid-in         Accumulated
                         Shares     Amount            Shares

 Amount        Capital         Deficit

Balance, March 31, 1999    1,037,420 $  (83,253)    104,407,974
$ 1,044,079    $ 7,339,503     $(8,280,751)

Common stock issued for
cash at approximately
$0.10 per share                   -          -           854,000

      8,540         73,470               -

Net loss for the year
 ended March 31, 2000             -          -                 -

          -              -        (307,859)

Balance, March 31, 2001    1,037,420      (83,253)    105,261,974

     1,052,619     7,412,973    (8,588,610)

Common stock issued for
cash at $0.10 to $0.15 per
 share                            -              -        590,000

       5,900         66,100              -

Net loss for the year ended
March 31, 2001                    -              -              -

          -              -       (352,309)

Balance, March 31, 2001    1,037,420   $  (83,253)    105,851,974

   $ 1,058,519  $ 7,479,073    $(8,940,919)










The accompanying notes are an integral part of these consolidated financial statements

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended
                                               March 31
                                           2001       2000

CASH FLOWS FROM OPERATING ACTIVITES

  Net loss                              $ (352,309)  $ (307,859)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
      Depreciation, depletion and
      amortization                           4,000        4,000
       Gain on forgiveness of debt               -      (44,882)

    Changes in assets and liabilities:
      Decrease in accounts receivable
         and other assets                        -       10,000
      Increase in accounts payable and
      accrued expenses                       60,074       30,284

  Net Cash Used by Operating Activities    (288,235)    (308,457)

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash value - life insurance              (867)           -

Net Cash Used by Investment Activities         (867)           -

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable - related
   parties                                  (45,650)           -
  Proceeds from notes payable -
   parties                                  285,500      128,273
  Proceeds from notes payable                     -       30,000
  Proceeds from lines of credit              13,497       62,431
  Proceeds from issuance of common stock     42,000       82,010

      Net Cash Provided by
        Financing Activites                  295,347      302,714

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             6,245      (5,743)

CASH AT BEGINNING OF YEAR                      3,861        9,604

CASH AT END OF YEAR                      $    10,106  $     3,861

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:
Interest                                $     2,647  $    3,425
Income taxes                            $         -  $        -

NON CASH FINANCING ACTIVITIES
  Common stock issued for debt          $    30,000  $        -

The accompanying notes are an integral part of these consolidated financial statements


               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                          March 31, 2001 and 2000

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly-owned subsidiaries, Standard EnviroSystems, Inc., Petroleum Investment Company, Petroleum Map Service Company and Mayfair Energy Corporation (formerly known as Mayfair Trashfuel Corporation) (the Company). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Provisions for Taxes

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $5,25,309 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                              March 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Provisions for Taxes (Continued)

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                        For the Years Ended
                                               March 31,
                                          2001          2000
Income tax benefit at statutory rate   $(133,877)     $(116,986)
Change in valuation allowance            133,877        116,986

                                       $       -      $       -

     Deferred tax assets (liabilities) are comprised of the following:

                                        For the Years Ended
                                               March 31,
                                          2001          2000

Income tax benefit at statutory rate  $(3,397,549)  $(3,263,372)
Change in valuation allowance           3,397,549     3,263,372

                                      $         -   $         -

     Due to the change in ownership provisions of the Tax Reform
     Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     Basis Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.


                                       For Year Ended
                                       March 31, 2001
                              Loss        Shares       Per Share
                           (Numerator)  (Denominator)    Amount

                           $ (352,309)    104,738,582  $    (.00)


                                       For Year Ended
                                       March 31, 2000
                              Loss        Shares       Per Share
                           (Numerator)  (Denominator)    Amount

                           $ (307,859)    104,689,415  $    (.00)



               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                              March 31, 2001

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

     Reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the current year's presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2001:

     Computers                          $    7,711
     Furniture and fixtures                 51,393
     Printing systems                       35,648
     Well and land files and maps          305,000
          Total                            399,752

          Less: accumulated depreciation  (389,252)

          Total                           $ 10,500

     Depreciation expense for the years ended March 31, 2001 and 2000 was $4,000 and $4,000, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

     The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2001 the Company was holding approximately $95,000 of oil and gas leases for resale. In 1998, an allowance of $23,811 was set up for possible unsaleable leases in the Grand Staircase Escalante National Park.

     The Company has negotiated agreements with certain non affiliates to provide capital to jointly participate in a leasing program for oil and gas leases. Under these agreements, the Company provides raw data and services to identify potential leases.

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                              March 31, 2001

NOTE 3 - OIL AND GAS PROPERTIES (Continued)

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company signed a $50,000 note payable to Trachyte Oil Company on March 31,1998. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as funds have been advanced. The balance due at March 31, 2001 was $400,850.

NOTE 6 - PROJECT COSTS

     During the year ended March 31, 2001, the Company spent $246,315 on project costs associates with the Mayfair Energy Project (the Project) near Bridgewater township Somerset County, New Jersey. The Company entered into a loan agreement on May 4, 2000, whereby the Company will borrow $75,000,000 for Phase I of the Project. Upon completion of Phase I, the lender will provide $100,000,000 of financing for Phase II, and upon completion of Phase II, they will provide $100,000,000 of financing for Phase III. The lender requires a 45% equity position in the ownership of the Project.

     The terms of the note include monthly interest only payments calculated using the six month Libor rate plus 3%, with a minimum to be not less than 9%, the rate being fixed for the term of loan at settlement. The term of the loan is a five year balloon with two (2) one year extensions. One hundred percent (100%) of net profits is to be applied to principal prior to any dividends payments to shareholders. The loan is to be secured by any and all property, including the equipment, furniture, and fixtures of the Project.

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

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                              March 31, 2001

NOTE 7 - GOING CONCERN (Continued)

     Because of the currently depressed conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales related to its oil and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recognizability and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.

NOTE 8 - CAPITAL STOCK

     Preferred Stock

     The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

NOTE 9 - INDUSTRY SEGMENTS

     The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production.
     Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                           2001           2000


Revenues
  Oil and gas information services      $  6,000        $   5,160
  Exploration and oil and gas leases      41,735           24,950
  Corporation and investment               5,888            5,888


                                        $ 53,623        $  35,998
  Operating Profit (Loss) Before
  Extraordinary Items
  Oil and gas information services      $ (5,343)       $ (5,042)
  Brokerage of leasehold interests          (837)         (3,974)

  Exploration and oil and gas leases      41,735          24,950
  Corporation and investment            (264,073)       (359,161)

                                       $(228,518)      $(336,007)

               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                              March 31, 2001

NOTE 9 - INDUSTRY SEGMENTS (Continued)

                                         2001            2000

Identifiable Assets
  Oil and gas information services    $  8,500        $  11,000
  Brokerage of leasehold interests      71,563           71,653
  Exploration and production            25,000           25,000
  Corporation and investment            13,063           13,104

                                      $118,126        $ 120,757
Depreciation, Depletion and
  Amortization
  Oil and gas information services    $  4,000        $   4,000

     The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2001 and 2000 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

NOTE 10 - GAIN ON RELEASE OF DEBT

     During the year ended March 31, 2000, the Company recognized a gain on release of debt of $44,882 which related to potential payroll taxes recorded in 1992, 1993 and 1994.
     The Company obtained a legal opinion that the statute of limitations had expired.