Form 10-Q
period 2001-06-30
STANDARD ENERGY CORP
filed 2001-08-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                 FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED June 30, 2001

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

Common Stock outstanding at August 13, 2001: 105,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE




   FORM 10-QSB

   Financial Statements and Schedules

   STANDARD ENERGY CORPORATION

   For three months Ended June 30, 2001

        The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page
     Independent Accounts Review Report............................   3

     Item 1. Consolidated Balance Sheets -
                June 30, 2001 and March 31, 2001...................   4
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2001................................   6
             Consolidated Statements of Cash Flows -
                For the three months ended
                ended June 30, 2001................................   7
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  13
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Insurance.............................................  13
             Government Regulations................................  14
             Environmental Matters.................................  14
             Employees.............................................  14
             Management's Conflicts of Interest....................  14
             Transactions with Management and Others...............  15
             Biofuels Technology Project Development...............  15
             Forward Looking Statements............................  17

             PART II - OTHER INFORMATION

                      Item
     Item 1. Legal Proceedings.....................................  18
     Item 2. Changes in Securities.................................  18
     Item 3. Defaults upon Senior Securities.......................  18
     Item 4. Submission of Matters to a Vote of Security Holders...  18
     Item 5. Other Information.....................................  18
     Item 6. Exhibits..............................................  18
             Signature Page........................................  18


INDEPENDENT ACCOUNTANTS REVIEW REPORT


To the Board of Directors
Standard Energy Corporation & Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company s management.

We conducted our reviews in accordance with auditing standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein) and in our report dated June 6, 2001, we expressed an unqualified opinion on those consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred significant losses, which have resulted in working capital deficits and accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HJ & Associates, LLC
Salt Lake City, Utah
August 2, 2001


                               PART I - ITEM 1



                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS






                                                 June 30        March 31
                                                   2001           2001
                                               (Unaudited)      (Audited)


ASSETS

CURRENT ASSETS
  Cash                                         $    7,625      $   10,106

    TOTAL CURRENT ASSETS                            7,625          10,106

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970               0               0

PROPERTY AND EQUIPMENT, net
OIL AND GAS LEASEHOLD INTERESTS HELD                9,500          10,500

OTHER ASSETS
  Cash surrender - life insurance                     867             867
  Oil and gas leases held for resale               71,653          71,653
  Pledged drilling bonds                           25,000          25,000

    TOTAL OTHER ASSETS                             97,520          97,520

    TOTAL ASSETS                               $  114,645      $  118,126












The accompanying notes are an integral part of these consolidated financial statements.

                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS






                                                June 30        March 31
                                                  2001           2001
                                              (Unaudited)      (Audited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  108,170       $  96,117
  Revolving line of credit                      101,401         107,739
  Notes payable - related parties               435,850         400,850

 TOTAL CURRENT LIABILITIES                      645,421         604,706


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,851,974 shares at
     June 30, 2001                            1,058,519       1,058,519
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,479,073       7,479,073
  Treasury Stock                                (83,253)        (83,253)
  Retained earnings (deficit)                (8,985,115)     (8,940,919)

    TOTAL STOCKHOLDERS EQUITY (deficit)        (530,776)       (486,580)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  114,645      $  118,126













The accompanying notes are an integral part of these consolidated financial statements.

                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                              Three months Ended June 30
                                                   2001          2000

REVENUES
  Oil and gas information services             $    1,836     $    1,350
  Sales of oil and gas leasehold interests              0              0
  Oil production                                   12,375          5,632
  Other income                                      1,008            343
                                                   15,219          7,325

COSTS AND EXPENSES
  Oil and gas information services                  1,749          2,707
  Oil and gas leasehold interests                  (5,647)        (5,647)
  Oil production                                        0              0
  Depreciation, depletion and amortization          1,000          1,000
  Interest                                         15,715          3,514
  Project Cost                                     23,377        139,001
  General and administrative                       23,221         20,247
    TOTAL COSTS AND EXPENSES                       59,415        160,822

                    NET INCOME (LOSS)          $  (44,196)    $ (153,497)


                    NET INCOME (LOSS)          $     (.00)    $     (.00)


















The accompanying notes are an integral part of these consolidated financial statements.

                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                               Three months Ended June 30
                                                     2001        2000

Cash Flows From Operating Activities
  Net income (loss)                             $  (44,196)   $ (153,497)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                  1,000         1,000
  Changes in:
         Accounts receivable                             0             0
         Accounts payable                           12,053           233

  Net cash provided by (used in)
     operating activities                          (31,143)     (152,264)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments  $        0    $        0
  (Increase) decrease oil & gas leasehold
     interests                                           0             0

  Net cash provided by (used in)
     investing activities                       $        0    $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable          $   28,662    $  175,164
  Proceeds from sale of common stock                     0        30,000

  Net cash provided by (used in)
     Financing activities                       $   28,662    $  205,164

Net Increase (Decrease) in Cash                 $   (2,481)   $   52,900

Cash at Beginning of Period                         10,106         3,861

Cash at End of Period                           $    7,625    $   56,761








The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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





                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended June 30, 2001 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues due to the increase in crude oil, natural gas and electric power prices during the past year. If domestic price increases hold firm for another year, the Company may look at the possibility of entering into the wholesale electric power generation business with one of several energy developers on its Geyser Prospect in Emery County, Utah.

     During the 2002 fiscal period, the Company continues to review possible uses of its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") convertible into electric power and ethanol transportation fuel. (See "Biofuels Technology Project Development" below)

     As a result of its continued efforts, and after working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (the "Mayfair Project"). The Mayfair Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that the Mayfair Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and an electric power generation plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into specialty products such as electric power and ethanol transportation fuels.

     There can be no assurance that the required capital will be available to construct the Mayfair Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing and a site to construct the Mayfair Project, which project financing and site location had not been completed as of August 13, 2001. Expenses incurred for the Mayfair Project are currently being accounted for under line item "Project Costs".

Results of Operations

     The Company realized revenues of approximately $15,000 for the three month period ended June 30, 2001, compared with approximately $7,000 for the corresponding period ended June 30, 2000. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the three-month period ended June 30, 2001, and none for the corresponding period ended June 30, 2000. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $1,800 for the three-month period ended June 30, 2001, compared with approximately $1,400 for the corresponding period ended June 30, 2000. Revenues from its information services have declined steadily from the initial collapse of world oil and gas prices in 1986. But, recent increase may stimulate domestic drilling activity and create a need for the Company's geologic information services once again. Revenue from oil production was approximately $12,000 for the three-month period ended June 30, 2001, compared to approximately $6,000 for the corresponding period ended June 30, 2000, reflecting increases in world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,600) for the three-month period ended June 30, 2001, compared to approximately $(5,600) for the comparable period ended June 30, 2000. Expenses associated with the Company's geologic information services were approximately $1,700 for the three-month period ended June 30, 2001, compared to approximately $2,700 for the comparable period ended June 30, 2000. Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended June 30, 2001, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended June 30, 2000, due to the Company's exploration inactivity. General and administrative expense for the three-month period ended June 30, 2001 were approximately $23,000, compared to approximately $20,000 for the comparable period ended June 30, 2000. This decline reflects the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's project costs were expensed under line item General and Administrative expense. During the 2001 fiscal period, the Company created a line item for project costs to better distinguish expenses between general and administrative expenses and the expenses related to its ongoing project costs, which costs are being accounted for under line item "Project Costs". Project Costs were approximately $23,000 for the three-month period ended June 30, 2001, compared to approximately $139,000 for the comparable period ended June 30, 2000.



     The Company's net loss for the three-month period ended June 30, 2001 was approximately $44,000, compared to approximately $153,000 for comparable 2001 fiscal period and it expects to operate at a loss for the remainder of the 2002 fiscal period, due to continued project costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Project Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2001, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged despite current high world crude oil and natural gas prices.

     The Company has available at March 31, 2001, unused tax operating loss carry forward of approximately $4,240,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valua-tion account of the same amount.

Financial Condition

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company and is working with the Scales Group for the engineering, management, and construction of the Mayfair Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure the Mayfair Project financing would substantially alter management's assumptions as herein presented.

     Revenue reduction in the Company's overall oil and gas business is related to effects of the 1986, 1993 and 1998 worldwide collapse of crude oil prices and the corresponding reduced oil and gas brokerage activity of the Company. Domestic oil and gas prices have increased recently but domestic drilling activity has yet to material increase. Because of the current activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned biomass material research and development subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at June 30, 2001, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the potential development of the Mayfair Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as a research organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year research and development effort.
     Due to the proposed issuance of additional shares of Biomass to an unrelated third-party, the Company does not expect to hold in excess of 5% of the common stock upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At August 13, 2001, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     The Company foresees a need for additional financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and the Mayfair Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of management's control.

     For the period ended June 30, 2001, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $101,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $435,850, plus interest of $66,481 for a total of $502,331 at the period ended June 30, 2001. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". (See "Consolidated Financial Statements" above).







     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue various biofuels projects of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at August 13, 2001.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1. Pursue financing for the Mayfair Project with its underwriter, other current financial contacts and attorneys.

     2.   Continue developing biofuels plant projects.

     3.   Continue the design and development of the Mayfair
          Project into three businesses - Municipal Waste recycle, ethanol fuel production and electric power generation.

     4. Pursue oil and gas lease acquisition with third party investors and investigate the possibility of entering into the wholesale electric power generation business.

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

Employees

     As of August 13, 2001, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 13, 2001, Mr. Rowell beneficially owned approximately 49% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     Geologic and other information which the Company has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the 11-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of August 13, 2001.

     During the period ended June 30, 2001, the Company continued to experience severe cash flow difficulties which have continued into the 2002 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at June 30, 2001 of approximately $455,000. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended June 30, 2001.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former "Research Center" in Utah from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through August 13, 2001.

Biofuels Technology Project Development

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 20-years, provided in excess of $13,000,000 to conduct the project development effort to commercialize its second business, the commercial development of its Biofuels Technology, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful products saleable at a profit. Management of the Company believes its past and present efforts to commercialize the Biofuels Technology have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies together with the Company's long experience and work conducted at its former Research Center.




     The Company believes the Mayfair Project could be the first business to economically produce ethanol transportation fuel from low-cost organic Celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which plants would combine recycling, electric power and ethanol fuel production at several regional biofuels plant sites. Low-cost Celmat occurs based on process results at the former Research Center and the receipt of a large Tip Fee to recycle Municipal Waste at a Company recycle plant rather landfill it.

     The Company further believes that its innovative Biofuels Technology could create a profit generating solution for two major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. The reason for such optimism is the high landfill and incineration Tip Fee costs to dispose of Municipal Waste. The high Tip Fee received by the Company would subsidize the Celmat feedstock cost thus lowering ethanol fuel production costs by approximately 75% compared to the conventional corn-based method of ethanol fuel production.

      The Company's former Research Center provided the Company with sufficient data to design a 12-Module biofuels project for the 100% recycle solution to the disposal of Municipal Waste. The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in the Mayfair Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     All of the Company's research and development costs have been funded through private sources, which include the construction and operation of the Research Center and two former pilot plants in Utah. In 1982, the first pilot plant was built at an old west side Ogden, Utah industrial site and successfully recovered research amounts of alcohol and lignin from Celmat. It consumed 5 tons per 8 hour shift for an approximate 6-month period after 4 years of design, construction and operation. Almost every waste cellulosic material was tested including Municipal Waste.

     In 1990, a second pilot plant was scaled-up to process 150 tons per day of Municipal Waste and constructed on the Weber County, Utah landfill. Municipal Waste was chosen as the feedstock due to (1) the prospects of a large Tip Fee disposal contract for the feedstock (a negative cost factor) and (2) the 60% by volume Celmat content of the Municipal Waste. The pilot plant successfully recovered a homogeneous Celmat from the Municipal Waste processed and produced commercial amounts of alcohol and lignin from the processed Celmat over an approximate 6-month operating period after 2 years of design, construction and operation.

     In 1994, a third scale up commercial design was completed which indicated it could produce approximately 7 megawatts of electric power and approximately 25,000 gallons per day of ethanol fuel from approximately 500 tons per day of Municipal Waste. It was dubbed the commercial "Module" due to its modular design using off-the-shelf equipment and materials. During scale-up plant design, the Company began looking for a site to install the first commercial Module that had Municipal Waste infrastructure, existing Municipal Waste operating permits and Municipal Waste Tip Fee disposal contracts.

     It is the Tip Fee, electric power sales and ethanol fuel production, made possible by the Company's enviro-friendly proprietary Biofuels Technology that, together, could provide a municipality with the economic recycle and disposal of 100% of the items in Municipal Waste, eliminating the need for future Municipal Waste landfills and incineration plants.

     Working with its advisors, the Company is currently pursuing the possible purchase of several permitted Municipal Waste transfer stations located in the Northeast USA. The advantages of purchasing an operating facility are many. An existing transfer station already has permits for receiving Municipal Waste, thereby eliminating the "not in my backyard" opposition that new construction elicits. New permits would be required only for ethanol production and sale. Because the receiving, sorting and recycling operations would already be operational, acquiring an existing recycle facility would require less time for build-out, refit and to construct the Ethanol and Power Plant facilities. At August 13, 2001, the Company had not completed agreements for the purchase of an existing facility, nor is there any guarantee that such agreements would be concluded.

     The Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electric power, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2001. None.


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

Date:  August 13, 2001