Form 10QSB
period 2001-09-30
STANDARD ENERGY CORP
filed 2001-11-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2001

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

     Common Stock outstanding at November 12, 2001: 105,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE




                                  FORM 10-QSB
                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2001

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Independent Accounts Review Report............................   3
     Item 1. Consolidated Balance Sheets -
                September 30, 2001 and March 31, 2001..............   4
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2001...........................   6
                For the three months
                ended September 30, 2001...........................   7
             Consolidated Statements of Cash Flows -
                For the six months ended
                ended September 30, 2001...........................   8
             Notes to consolidated financial statements............   9
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Government Regulations................................  15
             Insurance.............................................  15
             Environmental Matters.................................  15
             Employees.............................................  15
             Management's Conflicts of Interest....................  15
             Transactions with Management and Others...............  16
             Research and Development of the Biofuels Technology...  17
             Forward Looking Statements............................  22

             PART II - OTHER INFORMATION

                      Item
     Item 1. Legal Proceedings.....................................  22
     Item 2. Changes in Securities.................................  22
     Item 3. Defaults upon Senior Securities.......................  22
     Item 4. Submission of Matters to a Vote of Security Holders...  22
     Item 5. Other Information.....................................  22
     Item 6. Exhibits..............................................  22
             Signature Page........................................  23

INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of September 30, 2001 and the related consolidated statements of operations, stockholders equity and cash flows for the three and six months ended September 30, 2001. These consolidated financial statements are the responsibility of the Company s management.

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

HJ & Associates, LLC
Salt Lake City, Utah
November 6, 2001




PART I - ITEM 1



                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  September 30     March 31
                                                      2001           2001
                                                   (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash                                             $    7,431      $   10,106

    TOTAL CURRENT ASSETS                                7,431          10,106

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                             8,500          10,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Cash surrender - life insurance                         867             867
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000

    TOTAL OTHER ASSETS                                 97,520          97,520

    TOTAL ASSETS                                   $  113,451      $  118,126














The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                             September 30      March 31
                                                 2001            2001
                                              (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  121,668       $  96,117
  Revolving line of credit                       94,453         107,739
  Notes payable - related parties               458,850         400,850

 TOTAL CURRENT LIABILITIES                      674,971         604,706


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,851,974 shares at
     September 30, 2001                       1,058,519       1,058,519
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,479,073       7,479,073
  Treasury stock (at cost)                     ( 83,253)       ( 83,253)
  Retained earnings (deficit)                (9,015,859)     (8,940,919)

    TOTAL STOCKHOLDERS EQUITY                  (561,520)       (486,580)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  113,451      $  118,126














The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Six months Ended September 30
                                                         2001           2000

REVENUES
  Oil and gas information services                 $    3,336      $    3,300
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                       20,765          15,459
  Other income                                          3,249           2,402
                                                       27,350          21,161

COSTS AND EXPENSES
  Oil and gas information services                      3,818          11,668
  Oil and gas leasehold interests                      (5,647)         (5,491)
  Oil production                                            0               0
  Depreciation, depletion and amortization              2,000           2,000
  Interest                                             32,240          24,659
  Project Cost                                         23,377         181,959
  General and administrative                           46,502          35,228
    TOTAL COSTS AND EXPENSES                          102,290         250,023

                    NET INCOME (LOSS)              $  (79,940)     $ (228,862)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)


















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                              Three months Ended September 30
                                                         2001           2000

REVENUES
  Oil and gas information services                 $    1,500      $    1,950
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        8,390           9,827
  Other income                                          2,241           2,059
                                                       12,131          13,835

COSTS AND EXPENSES
  Oil and gas information services                      2,069           8,961
  Oil and gas leasehold interests                           0             156
  Oil production                                            0               0
  Depreciation, depletion and amortization              1,000           1,000
  Interest                                             16,525          21,145
  Project Cost                                              0          42,958
  General and administrative                           23,281          14,981
    TOTAL COSTS AND EXPENSES                           42,875          89,201

                    NET INCOME (LOSS)              $  (30,744)     $  (75,365)


                    NET INCOME (LOSS)              $     (.00)     $     (.00)


















The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                Six months Ended September 30
                                                         2001           2000

Cash Flows From Operating Activities
  Net income (loss)                               $   (74,940)     $ (228,862)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     2,000           2,000
  Changes in:
         Accounts receivable                                0               0
         Accounts payable                              25,551          17,191

  Net cash provided by (used in)
     operating activities                             (47,389)       (209,671)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments    $         0      $        0
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $    44,714     $   219,264
  Proceeds from sale of common stock                        0          46,500

  Net cash provided by (used in)
     Financing activities                         $    44,714      $  265,764

Net Increase (Decrease) in Cash                   $    (2,675)     $   56,093

Cash at Beginning of Period                            10,106           3,861

Cash at End of Period                             $     7,431      $   59,954








The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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





                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended September 30, 2001 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2002 fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel. (See "Research and Development of the Biofuels Technology" below)

     As a result of its R&D efforts, and after working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (the "Mayfair Project"). The Mayfair Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that the Mayfair Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and an electrical power plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into specialty products such as electricity and ethanol transportation fuels.

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




Results of Operations

     The Company realized revenues of approximately $27,000 for the six-month period ended September 30, 2001, compared with approximately $21,000 for the corresponding period ended September 30, 2000. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the six-month period ended September 30, 2001, and none for the corresponding period ended September 30, 2000. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $3,300 for the six-month period ended September 30, 2001, compared with approximately $3,300 for the corresponding period ended September 30, 2000. Revenues from the Company's geologic information services have declined steadily from the original collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $21,000 for the six-month period ended September 30, 2001, compared to approximately $15,000 for the corresponding period ended September 30, 2000. Oil production revenues are up as a result of increased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,600) for the six-month period ended September 30, 2001, compared to approximately $(5,500) for the comparable period ended September 30, 2000. Expenses associated with the Company's geologic information services were approximately $3,800 for the six-month period ended September 30, 2001, compared to approximately $11,700 for the comparable period ended September 30, 2000. Expenses associated with the Company's oil production and exploration activities were zero for the six-month period ended September 30, 2001, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended September 30, 2000, due to the Company's exploration inactivity. General and administrative expense for the six-month period ended September 30, 2001 were approximately $46,500, compared to approximately $35,000 for the comparable period ended September 30, 2000. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2001 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Research and Development Costs" and were approximately $23,000 for the six-month period ended September 30, 2001, compared to approximately $182,000 for the comparable period ended September 30, 2000.

     The Company's net loss for the 2002 fiscal six-month period ended September 30, 2001 was approximately $80,000, compared to approximately $229,000 for comparable 2001 fiscal period and it expects to operate at a loss for the remainder of the 2002 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2002, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

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

     Revenue reduction in the Company's overall oil and gas business is related to effects of the original worldwide collapse of crude oil prices in 1986 and the corresponding reduced oil and gas brokerage activity of the Company. Because of the reduced activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned biomass material R&D subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 35,000 net acres at September 30, 2001, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.


     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At November 12, 2001, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended September 30, 2001, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $94,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $458,850, plus interest of $79,955 for a total of $538,805 at the period ended September 30, 2001. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". (See "Consolidated Financial Statements" above).







     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at November 12, 2001.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1.   Pursue financing for the Mayfair Project.

     2. Continue R&D, testing Municipal Waste processing equipment and testing existing and newly developed cellulose enzymes.

     3.   Continue the design and development of the Mayfair
          Project into three businesses -- Municipal Waste recycle, ethanol fuel production and electric power generation.

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

Employees

     As of November 12, 2001, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 12, 2001, Mr. Rowell beneficially owned approximately 49% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the nine year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of November 12, 2001.

     During the period ended September 30, 2001, the Company continued to experience severe cash flow difficulties which have continued into the 2002 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at September 30, 2001 of approximately $458,850. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended September 30, 2001.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through November 12, 2001.

Research and Development of the Biofuels Technology

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

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.

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

     The Company further believes that its innovative Biofuels Technology would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by municipalities to landfills and incinerators for the dispose of Municipal Waste.

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

     Ethanol fuel is currently used primarily as an additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel to produce plant electric power. After further research, Lignin may have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic replacement base plastics resin useable to produce such things as vehicle side panels and bumpers.

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

     The Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing ndustrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

     The Company is pursuing the Loan and other financing ideas through Two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of November 12, 2001.

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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2001. None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STANDARD ENERGY CORPORATION
 (Registrant)







By: /s/Dean W. Rowell
    Dean W. Rowell, President and
    Chief Financial Officer

Date:  November 12, 2001