Form 10QSB
period 2001-12-31
STANDARD ENERGY CORP
filed 2002-02-11
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2001

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

     Common Stock outstanding at February 11, 2002: 105,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE: NONE




                                  FORM 10-QSB
                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For Nine Months Ended December 31, 2001

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Independent Accounts Review Report...........................    3
     Item 1. Consolidated Balance Sheets -
                December 31, 2001 and March 31, 2001..............    4
             Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2001...........................    6
                For the three months
                ended December 31, 2001...........................    7
             Consolidated Statements of Cash Flows -
                For the nine months ended
                ended December 31, 2001...........................    8
             Notes to consolidated financial statements...........    9
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Government Regulations................................  15
             Insurance.............................................  15
             Environmental Matters.................................  15
             Employees.............................................  15
             Management's Conflicts of Interest....................  15
             Transactions with Management and Others...............  16
             Research and Development of the Biofuels Technology...  17
             Forward Looking Statements............................  22

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  22
     Item 2. Changes in Securities.................................  22
     Item 3. Defaults upon Senior Securities.......................  22
     Item 4. Submission of Matters to a Vote of Security Holders...  22
     Item 5. Other Information.....................................  22
     Item 6. Exhibits..............................................  22
             Signature Page........................................  23

INDEPENDENT ACCOUNTANTS REVIEW REPORT

Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders equity and cash flows for the periods ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company s management.

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

HJ & Associates, LLC
Salt Lake City, Utah
February 6, 2002

                                 PART I - ITEM 1



                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                              December 31     March 31
                                                 2001            2001
                                             (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
  Cash                                        $    2,003      $   10,106

    TOTAL CURRENT ASSETS                           2,003          10,106

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of $92,970

PROPERTY AND EQUIPMENT, net                        7,500          10,500
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Cash surrender - life insurance                    867             867
  Oil and gas leases held for resale              71,653          71,653
  Pledged drilling bonds                          25,000          25,000

    TOTAL OTHER ASSETS                            97,520          97,520

    TOTAL ASSETS                              $  107,023      $  118,126














The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                         December 31      March 31
                                            2001            2001
                                         (Unaudited)      (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses $  135,202       $  96,117
  Revolving line of credit                  92,868         107,739
  Notes payable - related parties          468,650         400,850

 TOTAL CURRENT LIABILITIES                696,720         604,706


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,851,974 shares at
     December 31, 2001                   1,058,519       1,058,519
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                0               0
  Additional paid-in capital             7,479,073       7,479,073
  Treasury stock (at cost)                ( 83,253)       ( 83,253)
  Retained earnings (deficit)           (9,044,036)     (8,940,919)

    TOTAL STOCKHOLDERS EQUITY             (589,697)       (486,580)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                            $  107,023      $  118,126














The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                            Nine months Ended December 31
                                                    2001           2000


REVENUES
  Oil and gas information services            $    4,986      $    4,650
  Sales of oil and gas leasehold interests             0               0
  Oil production                                  25,588          25,691
  Other income                                     3,470           4,083
                                                  34,044          34,424

COSTS AND EXPENSES
  Oil and gas information services                 4,784          16,804
  Oil and gas leasehold interests                 (5,647)         (5,491)
  Oil production                                       0               0
  Depreciation, depletion and amortization         3,000           3,000
  Interest                                        48,925          41,516
  Project Cost                                    23,377         188,808
  General and administrative                      62,722          54,611
    TOTAL COSTS AND EXPENSES                     137,161         299,248

                    NET INCOME (LOSS)         $ (103,117)     $ (264,824)


               NET INCOME (LOSS) PER SHARE    $     (.00)     $     (.00)

















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                           Three months Ended December 31
                                                   2001            2000

REVENUES
  Oil and gas information services            $    1,650      $    1,350
  Sales of oil and gas leasehold interests             0               0
  Oil production                                   4,823          10,232
  Other income                                       221           1,681
                                                   6,694          13,263

COSTS AND EXPENSES
  Oil and gas information services                   966           5,136
  Oil and gas leasehold interests                      0               0
  Oil production                                       0               0
  Depreciation, depletion and amortization         1,000           1,000
  Interest                                        16,685          16,857
  Project Cost                                         0           6,849
  General and administrative                      16,220          19,383
    TOTAL COSTS AND EXPENSES                      34,871          49,225

                    NET INCOME (LOSS)         $  (28,177)     $  (35,962)


               NET INCOME (LOSS) PER SHARE    $     (.00)     $     (.00)


















The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                Nine months Ended December 31
                                                         2001            2000

Cash Flows From Operating Activities
  Net income (loss)                               $  (103,117)     $ (264,824)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     3,000           3,000
  Changes in:
         Accounts receivable                                0               0
         Accounts payable                              39,085          28,396

  Net cash provided by (used in)
     operating activities                             (61,032)       (233,428)

Cash Flow From Industry Activities
  (Increase) decrease to long-term investments    $         0      $        0
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $    52,929     $   172,318
  Proceeds from sale of common stock                        0          72,000

  Net cash provided by (used in)
     Financing activities                         $    52,929      $  244,318

Net Increase (Decrease) in Cash                   $    (8,103)     $   10,890

Cash at Beginning of Period                            10,106           3,861

Cash at End of Period                             $     2,003      $   14,751








The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001
                                  (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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





                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended December 31, 2001 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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




Results of Operations

     The Company realized revenues of approximately $34,000 for the nine-month period ended December 31, 2001, compared with approximately $34,000 for the corresponding period ended December 31, 2000. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the nine-month period ended December 31, 2001, and none for the corresponding period ended December 31, 2000. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $5,000 for the nine-month period ended December 31, 2001, compared with approximately $4,500 for the corresponding period ended December 31, 2000. Revenues from the Company's geologic information services have declined steadily from the original collapse of world crude oil prices in 1986. A year ago world crude oil and natural gas price increases have yet to stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $25,000 for the nine-month period ended December 31, 2001, compared to approximately $25,000 for the corresponding period ended December 31, 2000. Oil production revenues are down slightly as a result of decreased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $(5,600) for the nine-month period ended December 31, 2001, compared to approximately $(5,500) for the comparable period ended December 31, 2000. Expenses associated with the Company's geologic information services were approximately $4,800 for the nine-month period ended December 31, 2001, compared to approximately $16,800 for the comparable period ended December 31, 2000. Expenses associated with the Company's oil production and exploration activities were zero for the nine-month period ended December 31, 2001, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended December 31, 2000, due to the Company's exploration inactivity. General and administrative expense for the nine-month period ended December 31, 2001 were approximately $62,500, compared to approximately $54,500 for the comparable period ended December 31, 2000. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2001 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses related to its oil and gas business and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Research and Development Costs" and were approximately $23,000 for the nine-month period ended December 31, 2001, compared to approximately $189,000 for the comparable period ended December 31, 2000.

     The Company's net loss for the 2002 fiscal nine-month period ended December 31, 2001 was approximately $103,000, compared to approximately $265,000 for comparable 2001 fiscal period and it expects to operate at a loss for the remainder of the 2002 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2002, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 20,000 net acres at December 31, 2001, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $4,240,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.


     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At February 11, 2002, the Biomass shares had little value at a bid price of $0.001 and asked $0.05 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended December 31, 2001, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $93,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $468,650, plus interest of $93,824 for a total of $562,474 at the period ended December 31, 2001. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". (See "Consolidated Financial Statements" above).







     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at February 11, 2002.

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

Employees

     As of February 11, 2002, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At February 11, 2002, Mr. Rowell beneficially owned approximately 49% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the ten year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of February 11, 2002.

     During the period ended December 31, 2001, the Company continued to experience severe cash flow difficulties which have continued into the 2002 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at December 31, 2001 of approximately $562,474. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended December 31, 2001.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through February 11, 2002.

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

     The Company is pursuing the Loan and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of February 11, 2002.

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

Item 1.   Legal Proceedings.  None

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2001. None.


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

Date:  February 11, 2002