Form 10KSB
period 2002-03-31
STANDARD ENERGY CORP
filed 2002-06-28
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2002
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2002 was approximately $38,000.




As of June 27, 2002, 105,851,974 shares of the Issuer's common stock were issued and outstanding of which 52,486,927 shares were held by non-affiliates. As of June 27, 2002, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.03 bid, was approximately $1,574,608.

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

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell, is materially involved in such evalu-ations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Mr. Rowell's 40-year experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2002, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")



     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2002 were approximately as follows:

     Location        Gross Acres      Net Acres
     Utah                3,465           2,207
     Wyoming             1,243           1,243
     Montana             4,442           2,961
     Total               9,150           6,411

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 9,000 gross acres and 4,500 net acres at fiscal year ended March 31, 2002. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2002 and 2001, revenues from oil and gas lease royalties during such period were approximately $31,000 and $42,000 respectively, reflecting little change in the domestic oil industry during the previous year. (See "Consolidated Financial Statements")



     The Company's oil and gas leasehold inventory is approximately 11,000 net acres at the year ended March 31, 2002, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in the price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2002 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereon. Aggregate rentals paid by the Company for all oil and gas properties leased by it were zero during the period ended March 31, 2002 and approximately $800 for the comparable 2001 period. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to such unrelated third-parties by the Company.

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

     During fiscal 2002, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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

     During the Company's two fiscal years ended March 31, 2002 and 2001, revenues contributed to the Company's consolidated revenues by PIC were approximately $7,000 and $6,000, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects little change in the domestic oil and gas industry during the previous year. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

Research and Development of the Biofuels Technologies

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 20-years, provided in excess of $13,000,000 to conduct the research and development ("R&D") effort to commercialize its second business, the commercial development of its "Biofuels Technologies", designed to economically solve the critical problem of disposing of municipal solid waste ("MSW") through the 100% recycle of MSW into useful products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's Biofuels Technologies from the Company's long experience and work conducted at its former "Research Center".

     Based on its R&D efforts, the Company believes its biofuels plant project near Philadelphia (the "Mayfair Project") would be the first business to economically produce ethanol transportation fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from MSW through new generation enviro-friendly manufacturing plants fed by MSW, which plants would combine recycling, electric power and ethanol fuel production at several regional biofuels plant sites.

     The Company further believes that its innovative Biofuels Technologies would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of MSW that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high dump rates ("Tip Fee") currently paid by municipalities to landfills and incinerators for the dispose of MSW.

     The Company's Biofuels Technologies is comprised of five basic elements:

     Recycling MSW: Receiving and separating inorganic "Salvage" products including aluminum, copper, steel, iron, glass, plastics, sand, gravel, dirt, etc. from the organic products in MSW and selling those inorganic items into local and world Salvage markets. New separating techniques are introduced, otherwise, the recycle processes are the same process used in many present-day commercial MSW recycle operations. The inorganic portion is approximately 40% of the total volume of MSW.

     Harvesting Celmat: Harvesting the organic Celmat products, consisting of paper products, yard and wood wastes, etc. from the total MSW stream. The organic Celmat is approximately 60% of the total volume of the MSW stream.

     Reducing Celmat into inverted sugars and "Lignin": Lignin is the polymeric substance and cementing material that forms the woody cell walls of all plant life. Inverted sugars are inside the woody cell walls. Using the Biofuels Technologies the inverted sugars are converted into base sugars. These rich carbohydrates are mostly glucose and xylose fermentable into 200 proof alcohol.

     Producing ethanol fuel: Ethanol fuel has an octane rating of 112, much higher than any gasoline. It is produced by blending 5% gasoline with 100% anhydrous alcohol (200 proof/113 octane). Anhydrous alcohol is a natural alcohol usually made from corn. Manufacturing alcohol from Celmat has never been economically successful due to the high cost to extract the fermentable sugars. The Biofuels Technologies uses several unique processes to separate the Lignin from the fermentable sugars that reduce the manufacturing costs dramatically and, based upon current studies and information, make possible the manufacture of ethanol fuel for approximately $0.30 per gallon.

     Generating Electric Power: The recovered Salvage plastics and Lignin would provide about 50% of the boiler fuel mix. Together with the addition of 50% natural gas for burner tip control efficiency, enough steam would be produced to power an entire Mayfair Project with total electrical self-sufficiency, plus a substantial amount of excess electric power for sale to the local or regional power grid systems. The sales value of the excess electric power has not been included in the Business Plan financial proforma.

     Ethanol fuel is currently used primarily as an additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel to produce plant electric power. After further research, Lignin may have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic replacement base plastics resin usable to produce such things as vehicle side panels and bumpers.

     The Biofuels Technologies would recycle 100% of MSW delivered to the Mayfair Project plant site by independent private carter/haulers into a stream of inorganic Salvage and organic Celmat. The Salvage would be harvested and sold into local and world salvage markets while the Celmat would be harvested as feedstock for the ethanol fuel production plant for processing into enviro-friendly renewable ethanol fuel at a total net cost of approximately $0.30 per gallon compared to the corn-based method net cost of approximately $1.25 per gallon. The renewable Lignin cost recovery is included in the cost to produce ethanol fuel.

     Based upon current studies and information, the full 12-Module design Mayfair Project would consist of a MSW fed recycle plant (the "Recycle Plant"), a Celmat fed ethanol fuel production plant (the "Ethanol Plant") and a Salvage plastic/ Lignin/natural gas fired power plant (the "Power Plant"). The design capacity of the Recycle Plant would process approximately 2,000,000 tons per year of MSW (6,000 tons per day) within a 12-Module design, converting the 2,000,000 tons per year of MSW into approximately 1,200,000 tons per year of Celmat (3,700 tons per day) which, in turn, would produce approximately 80,000,000 gallons per year of ethanol fuel (240,000 gallons per day). Operations would ramp-up in 4-Module sequences until the 12-Module design becomes fully operational.

     The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Mayfair Project for the 100% recycle solution to the disposal of MSW. The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in the Mayfair Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     The Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial MSW plant complex utilizing the Company's Biofuels Technologies to manufacture electric power, ethanol transportation fuel and other saleable products derived and harvested from the contents of MSW.

     The Company is pursuing a $100,000,000 third-party loan (the "Loan") and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation ("Mayfair"), and Biofuels, Inc., a Utah corporation to construct an initial 4-Module design biofuels plant. Final engineering plans and final financial arrangements with unrelated third-parties for the Loan and engineering contracts on the Mayfair Project were not finalized or completed as of June 27, 2002.

Government Regulations

     The Company's business is subject to extensive federal, state and local regulation. Management believes that the Company operations are in material compliance with applicable laws, but is unable to predict what additional government regulations, if any, affecting the Company's business, may be enacted in the future; how existing or future laws and regulations might be interpreted; or whether the Company will be able to comply with such laws and regulations either in the markets in which it presently conducts business or wishes to commence and conduct business in the future.

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

Employees

     As of June 27, 2002, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2002 was approximately as follows:

     Location        Gross Acres      Net Acres
     Utah                3,465           2,207
     Wyoming             1,243           1,243
     Montana             4,442           2,961
     Total               9,150           6,411

 A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

     On February 4, 2002 a Civil Action Complaint was filed in the Court of Common Pleas, Philadelphia, Pennsylvania, against the Company and Mayfair Energy Corporation, a wholly-owned subsidiary of the Company, in which the compliant alleges that the Company and its subsidiary are in default, among other things, of an amount due to Klehr, Harrison, Harvey, Branzburg & Eller, LLP, attorney's at law in the amount of $48,275.98. The Company's Philadelphia counsel, Schafkopf & Burgess, LLC, filed answers to the complaint, where the Company and Mayfair demand judgement in their favor, asking for dismissal of all counts.

     At June 27, 2002 this action is still pending.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2002.



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

                                     Bid Price
                                 High           Low
      Fiscal Year 2001
 First Quarter  ..........    $  0.24        $  0.12
 Second Quarter ..........       0.36           0.17
 Third Quarter  ..........       0.30           0.11
 Fourth Quarter ..........       0.19           0.11
      Fiscal Year 2002
 First Quarter  ..........    $  0.25        $  0.12
 Second Quarter ..........       0.19           0.08
 Third Quarter  ..........       0.10           0.06
 Fourth Quarter ..........       0.09           0.03
      Fiscal Year 2003
 First Quarter  ..........    $  0.06        $  0.03
  (through June 27, 2002)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 27, 2002

Common Stock, par value $0.01 per share:         1,800
Preferred Stock, par value $0.01 per share:      None Issued

     As of June 27, 2002, there were 105,851,974 shares of common stock outstanding and approximately 1,800 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended March 31, 2002 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2003 fiscal period, the Company continues R&D efforts of its Biofuels Technologies for the recycle of ordinary MSW into recycled saleable products and the recovery of Celmat believed by the Company to be convertible into electric power and ethanol transportation fuel.

     As a result of its R&D efforts, and after working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technologies for the future recovery of inorganic materials and Celmat from the recycle of MSW at its Mayfair Project. The Mayfair Project would be located in the Northeast U.S., probably near Philadelphia, where MSW landfills and transfer stations charge the highest Tip Fee in the U.S. for the disposal of MSW.

     If operations commence, it is anticipated that the Mayfair Project would utilize the Biofuels Technologies in a facility that combines a MSW Recycle Plant, Ethanol Plant and an electric Power Plant. The facility would separate MSW into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial Salvage markets and the organic stream products would be converted into specialty products such as electric power and ethanol transportation fuels.

     There can be no assurance that the required capital will be available to construct the Mayfair Project and there can be no assurance that the Biofuels Technologies will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Mayfair Project. Expenses incurred for the Mayfair Project are currently being accounted for under line item "Research and Development Costs".

Results of Operations

     The Company realized revenues of approximately $38,000 for the fiscal year ended March 31, 2002, compared with approximately $54,000 for the corresponding period ended March 31, 2001. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the fiscal period ended March 31, 2002, and approximately $6,000 for the corresponding period ended March 31, 2001. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $7,000 for the fiscal period ended March 31, 2002, compared with approximately $6,000 for the corresponding period ended March 31, 2001. Revenues from the Company's geologic information services have declined steadily from the original collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $31,000 for the fiscal period ended March 31, 2002, compared to approximately $42,000 for the corresponding period ended March 31, 2001. Oil production revenues are steady as a result of increased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2002, compared to approximately $800 for the comparable period ended March 31, 2001. Expenses associated with the Company's geologic information services were approximately $6,000 for the fiscal month period ended March 31, 2002, compared to approximately $5,000 for the comparable period ended March 31, 2001.

     Expenses associated with the Company's oil production and exploration activities were zero for the fiscal month period ended March 31, 2002, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2001, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2002 were approximately $118,000, compared to approximately $108,000 for the comparable period ended March 31, 2002. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2002 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs were approximately $30,000 for the fiscal period ended March 31, 2002, compared to approximately $246,000 for the comparable period ended March 31, 2001.

     The Company's net loss for the 2002 fiscal period ended March 31, 2002 was approximately $184,000, compared to approximately $352,000 for comparable 2001 fiscal period and it expects to operate at a loss for the 2003 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2003, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

     The Company has available at March 31, 2002, unused tax operating loss carry forward of approximately $3,467,672 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.





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

     Revenue reduction in the Company's overall oil and gas business is related to effects of the original worldwide collapse of crude oil prices in 1986 and the corresponding reduced oil and gas brokerage activity of the Company. Because of the reduced activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned R&D subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 11,000 net acres at June 27, 2002, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $3,467,672 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of a transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At June 27, 2002, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and the Mayfair Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management control.

     For the fiscal period ended March 31, 2002, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $87,000 at the end of the period, and (2) he continues to loan the Company funds through Trachyte, his 100% owned privately-held Utah corporation, with an outstanding loan balance of $489,350, plus accrued interest of $107,957 for a total amount of $597,307 owed to Trachyte at the period ended March 31, 2002. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties". (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technologies and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at June 27, 2002.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

 1.  Pursue financing for the Mayfair Project.

 2. Continue R&D, testing MSW processing equipment and testing existing and newly developed cellulose enzymes.

 3.  Continue the design and development of the Mayfair
     Project into three businesses -- MSW recycle, ethanol fuel production and electric power generation.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 27, 2002, Mr. Rowell beneficially owned approximately 48% of the common stock of the Company and 100% of the common stock of Trachyte.

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

 None.



                                 PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

 A. Identification of Directors and Executive Officers. The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name       Age Position

Dean W. Rowell         64            CEO/President/Chairman
Pamela K. Nelson       44            Vice President/Secretary
Michael M. Cannon      54            Director

     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996. Mr. Rowell has been involved in the oil and gas exploration and production industries for over 40 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, Biofuels, Inc., and Mayfair Energy Corporation. Mr. Rowell devotes approximately 80% of his time to the Company.

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 26 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, Biofuels, Inc., and Mayfair Energy Corporation, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

     Michael M. Cannon, a cum laude graduate of the University of Utah, joined the Company in March 1982 and in September 1982 became a Vice President and Director, with responsibility for marketing and corporate communications. From January 1979 to March 1982, Mr. Cannon was President of an advertising and public relations agency, Cannon Communications, a substantial number of whose clients were members of the United States House of Representatives and the Senate. From November 1976 to January 1979, Mr. Cannon served as the press secretary for Gunn McKay, a United States Representative from the State of Utah. In 1985 Mr. Cannon served as a state director of the Independent Petroleum Association of Mountain States and was. Mr. Cannon is presently self-employed as a consultant in the Communications industry.
Mr. Cannon resigned as an Officer of the Company, effective July 1, 1985, but remains as an outside Director being last elected in 1996, Mr. Cannon has been associated with the Company for over 15-years.

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

 E.  Administration Action.  None

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

Item 10.  EXECUTIVE COMPENSATION

 The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers:















                     SUMMARY COMPENSATION TABLE
                        Annual Compensation

                                      Other Annual Restrict
Name and Principal             Commissions Compensation   Stock
Options
Position           Year Salary And Bonuses    (Auto)     Awards
SAR's

Dean W. Rowell     2002 $   -0-      -0-      $4,000       -0-
-0-
President/CEO      2001 $   -0-      -0-      $4,000       -0-
-0-
                   2000 $   -0-      -0-      $4,000       -0-
-0-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2002. During the same period, Mr. Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Mr. Rowell in absence of a salary.

Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Mr. Rowell who is the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company discontinued the practice of providing Mr. Rowell a credit card but continues to provide Mr. Rowell with an automobile at a cost of approximately $4,000 per year.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 27, 2002, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                   Number        Percentage
                                 of Shares       of Shares
 Name and Address                  Owned        Outstanding

 Dean W. Rowell (1)             50,643,947          47.8%

 Pamela K. Nelson                2,708,100           2.6%

 Michael M. Cannon                  13,000            .0%
 All Officers and Directors
   as a group                   53,365,047          50.4%
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

     During the eleven year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 27, 2002.

     During the fiscal period ended March 31, 2002, the Company continued to experience severe cash flow difficulties which have continued into the 2003 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2002 of approximately $597,307. Neither Mr. Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended March 31, 2002.

     On July 15, 1996, the Company formed Biofuels, Inc., a wholly- owned subsidiary, for the purpose of investing in and developing the Biofuels Technologies for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technologies could be commercialized, based on the Company's extensive experience at its former Research Center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through June 27, 2002.

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

 B.  The Company filed no Form 8-K during the fiscal year ended
March 31, 2002. The financial statement information required by this portion of Item 13 is submitted as a separate section at the rear of this Report.

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

          STANDARD ENERGY CORPORATION




          By:  /s/ Dean W. Rowell
               Dean W. Rowell
               President
June 27, 2002
Salt Lake City, Utah


 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

    Signature                  Capacity           Date






/s/ Dean W. Rowell      President and Director     June 27, 2002
  Dean W. Rowell        (Principal Executive,
             Financial and Accounting Officer)





/s/ Pamela K. Nelson     Vice President             June 27, 2002
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director





/s/ Michael M. Cannon      Director                 June 27, 2002
  Michael M. Cannon














                        STANDARD ENERGY CORPORATION
                             AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2002













































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

Consolidated Statements of Operations......................6

Consolidated Statements of Stockholders' Equity (Deficit)..7

Consolidated Statements of Cash Flows......................8

Notes to the Consolidated Financial Statements.............9





































                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Standard Energy Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no significant operating results to date and has a working capital deficit of $772,441, which together raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ& Associates
Salt Lake City, Utah
May 21, 2002



               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheet

                                             ASSETS

                                           March 31,
                                              2002

CURRENT ASSETS

  Cash                                     $    1,978

    Total Current Assets                        1,978

PROPERTY AND EQUIPMENT, net(Note 2)             3,000

INVESTMENT IN OIL AND GAS PRODUCING
  PROPERTIES, net of depletion of
  $92,970 (Note 3)                                  -

OTHER ASSETS

  Cash surrender - life insurance               1,673
  Oil abd gas leases held for resale
  (Note 3)                                     71,653
  Pledged drilling bonds (Note 3)              25,000

    Total Other Assets                         98,326

    TOTAL ASSET                            $  103,304






















The accompanying notes are an integral part of these consolidated financial statements

            STANDARD ENERGY CORPORATION AND SUBSIDIARIES
               Consolidated Balance Sheet (Continued)

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)


                                                     March 31,
                                                       2002


CURRENT LIABILITIES

  Accounts payable and accrued expenses             $  192,511
  Deferred lease income                                  5,208
  Revolving line of credit                              87,350
  Note payable - related party (Note 5)                489,350

    Total Current Liabilities                          774,419

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $0.01 per share
   authorized 10,000,000 shares, no shares
   issued and outstanding                                    -
  Common Stock; par value $.01 per share;
 200,000,000 shares authorized; 105,851,974
     shares issued and outstanding                   1,058,519
  Additional paid-in capital                         7,479,073
  Treasury stock                                       (83,253)
  Accumulated deficit                               (9,125,454)

    Total Stockholders' Equity (Deficit)              (671,115)

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                               $  103,304















The accompanying notes are an integral part of these consolidated financial statements

           STANDARD ENERGY CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations

                                        For the Years Ended
                                              March 31
                                           2002         2001

REVENUES

  Oil and gas information services      $    6,936   $    6,000
  Oil and gas leasehold interests                -        5,888
  Oil and gas lease royalties               31,334       41,735

    Total Revenues                          38,270       53,623

EXPENSES

  Oil and gas information services           6,187        5,343
  Oil and gas leasehold interests                -          837
  Depreciation, depletion and amortization   7,500        4,000
  Project Costs (Note 6)                    29,997      246,315
  General and administrative               118,137      107,758

    Total Expenses                         161,821      364,253

OPERATING LOSS                          $ (123,551)  $ (310,630)

  Interest and other income                  4,582       14,343
  Interest expense                         (65,566)     (56,022)

    Total Other Income (Expense)           (60,984)     (41,679)

NET LOSS                                $ (184,535)  $ (352,309)

BASIC LOSS PER SHARE                    $     (.00)   $     (.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    105,851,974   104,738,582














The accompanying notes are an integral part of these consolidated financial statements

             STANDARD ENERGY CORPORATION AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit)
            For the Years Ended March 31, 2002 and 2001





                                            Additional
                               Common Stock   Paid-in
Accumulated
                                 Shares        Amount
Capital
   Deficit


Balance, March 31, 2000          1,037,420     (83,253)
105,261,974  $1,052,619  $ 7,412,973  $(8,588,610)

Common stock issued for cash
at $0.10 to $0.15
per share                                -           -
590,000     5,900        66,100            -

Net loss for the year ended
March 31, 2001                           -            -
 -         -            -     (352,309)

Balance, March 31, 2001          1,037,420     (83,253)
105,851,974  $1,058,519  $ 7,479,073  $(8,940,919)

Net loss for the year ended
March 31, 2002                           -            -
 -         -            -     (184,535)

Balance, March 31, 2002          1,037,420     (83,253)
105,851,974  $1,058,519  $ 7,479,073  $(9,125,454)















The accompanying notes are an integral part of these consolidated financial statements

      STANDARD ENERGY CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Cash Flows

                                         For the Years Ended
                                              March 31
                                           2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $ (184,535) $(352,309)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Depreciation, depletion and amortization     7,500      4,000
  Changes in assets and liabilities:
    Increase in accounts payable and
    accrued expenses                          96,394     60,074
  Increase in deferred rental income           5,208          -
  Net Cash Used by Operating Activities      (75,433)  (288,235)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash value - life insurance                   (806)     (867)

    Net Cash Used by Investing Activities       (806)     (867)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payments on notes payable-related parties       -    (45,650)
  Proceeds from notes payable-related
    parties                                88,500      285,500
  Proceeds from notes payable                   -            -
  Net change to line of credit            (20,389)      13,497
  Proceeds from issuance of common
   stock                                        -       42,000

  Net Cash Provided by Financing
   Activities                              68,111      295,347

NET INCREASE (DECREASE) IN CASH            (8,128)       6,245

CASH AT BEGINNING OF YEAR                  10,106        3,861

CASH AT END OF YEAR                   $     1,978  $    10,106

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:
Interest                              $    12,037  $     2,647
Income taxes                          $         -  $         -
NON-CASH FINANCING ACTIVITIES
  Common stock issued for debt        $         -  $    30,000



The accompanying notes are an integral part of these consolidated financial statements

        STANDARD ENERGY CORPORATION AND SUBSIDIARIES
        Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

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








      STANDARD ENERGY CORPORATION AND SUBSIDIARIES
     Notes to the Consolidated Financial Statements
                March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

Provision for Taxes

At March 31, 2002, the Company had net operating loss carryforwards of $5,436,844 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation account of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                For the Years Ended
                                                 March 31
                                            2002         2001

Income tax benefit at statutory rate    $  (70,123)  $  (133,877)
Change in valuation allowance               70,123       133,877

                                        $        -   $         -

Deferred tax assets (liabilities are comprised of the following:

                                or the Years Ended
                                                 March 31
                                            2002         2001

Income tax benefit at statutory rate    $(3,467,672) $(3,397,549)
Change in valuation allowance             3,467,672    3,397,549

                                        $        -    $         -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.










         STANDARD ENERGY CORPORATION AND SUBSIDIARIES
        Notes to the Consolidated Financial Statements
                  March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.

                                   For Year Ended
                                  March 31, 2002

                          Loss        Shares       Per Share
                       (Numerator)  (Denominator)    Amount

                       $ (184,535)    105,851,974  $  ( .00)

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









     STANDARD ENERGY CORPORATION AND SUBSIDIARIES
    Notes to the Consolidated Financial Statements
             March 31, 2002 and 2001

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2002:

              Computers                          $    7,711
              Furniture and fixtures                 51,393
              Printing systems                       35,648
              Well and land files and maps          305,000
                   Total                            399,752

                   Less: accumulated depreciation  (396,752)

                   Total                           $  3,000

Depreciation expense for the years ended March 31, 2002 and 2001 was $7,500 and $4,000, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years.
At March 31, 2002 the Company was holding of oil and gas leases for resale with a cost basis of $71,189.

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



      STANDARD ENERGY CORPORATION AND SUBSIDIARIES
     Notes to the Consolidated Financial Statements
               March 31, 2002 and 2001

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company signed a $50,000 note payable to Trachyte Oil Company on March 31,1998. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as funds have been advanced. The balance due at March 31, 2002 was $489,350 plus accrued interest is $107,957.

NOTE 6 - PROJECT COSTS

During the year ended March 31, 2002 and 2001, the Company spent $246,315 and $29,997 on Project costs associated with the Mayfair Energy Project (the Project) near Bridgewater township Somerset County, New Jersey. The Company had entered into a long term agreement. The agreement is now null and void.

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






       STANDARD ENERGY CORPORATION AND SUBSIDIARIES
       Notes to the Consolidated Financial Statements
                 March 31, 2002 and 2001

NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2002.

NOTE 9 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production.
Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                           2002             2001

Revenues
  Oil and gas information services      $  6,396        $   6,000
  Oil and gas leasehold interests              -            5,888
  Oil and gas leases royalties            31,334           41,735

                                        $ 38,270        $  53,623

Operating Profit (Loss)
  Oil and gas information services      $    749        $    657
  Oil and gas lease interest                   -           5,051
  Oil and gas royalties                   31,334          41,735
  Corporation and investment            (155,634)       (358,073)

                                       $(123,551)      $(310,630)

Identifiable Assets

  Oil and gas leases held for resale   $  71,653       $  71,653
  Pledged drilling bonds                  25,000          25,000
  Corporation and investment               6,651          13,063

                                       $ 103,304       $ 118,126

Depreciation, Depletion and
  Amortization                         $  7,500        $   4,000





      STANDARD ENERGY CORPORATION AND SUBSIDIARIES
     Notes to the Consolidated Financial Statements
               March 31, 2002 and 2001

NOTE 9 - INDUSTRY SEGMENTS (Continued)

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifi-able assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2002 and 2001 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

NOTE 10 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the years ended December 31, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 142, "Goodwill and Other intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)." The effect of these adopted provisions on the Company's financial statement was not significant.