Form 10QSB
period 2002-06-30
STANDARD ENERGY CORP
filed 2002-08-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2002

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

     Common Stock outstanding at August 12, 2002: 120,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None




                                  FORM 10-QSB
                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2002

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION

                      Item                                          Page

     Independent Accounts Review Report............................   3
     Item 1. Consolidated Balance Sheets -
                June 30, 2002 and March 31, 2002...................   4
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2002................................   6
             Consolidated Statements of Cash Flows -
                For the three months ended
                ended June 30, 2002................................   7
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  13
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  14
             Insurance.............................................  14
             Environmental Matters.................................  14
             Employees.............................................  14
             Management's Conflicts of Interest....................  14
             Transactions with Management and Others...............  15
             Research and Development of the Biofuels Technology...  16
             Forward Looking Statements............................  19

             PART II - OTHER INFORMATION

                      Item
     Item 1. Legal Proceedings.....................................  19
     Item 2. Changes in Securities.................................  19
     Item 3. Defaults upon Senior Securities.......................  19
     Item 4. Submission of Matters to a Vote of Security Holders...  19
     Item 5. Other Information.....................................  19
     Item 6. Exhibits..............................................  19
             Signature Page........................................  20






                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


To the Board of Directors
Standard Energy Corporation & Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred significant losses, which have resulted in working capital deficits and accumulated deficits, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HJ & Associates, LLC
Salt Lake City, Utah
August 1, 2002








PART I - ITEM 1



                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                     June 30      March 31
                                                      2002           2002
                                                   (Unaudited)    (Audited)

ASSETS

CURRENT ASSETS
  Cash                                             $    2,381      $    1,978

    TOTAL CURRENT ASSETS                                2,381           1,978

PROPERTY AND EQUIPMENT, net                             2,000           3,000
OIL AND GAS LEASEHOLD INTERESTS HELD

OTHER ASSETS
  Cash surrender - life insurance                       1,673           1,673
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000

    TOTAL OTHER ASSETS                                 98,326          98,326

    TOTAL ASSETS                                   $  102,707      $  103,304

















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                June 30      March 31
                                                 2002          2002
                                              (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  207,625       $ 192,511
  Deferred lease income                           4,851           5,208
  Revolving line of credit                       85,080          87,350
  Notes payable - related parties               499,050         489,350

 TOTAL CURRENT LIABILITIES                      796,606         774,419


STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 105,851,974 shares at
     June 30, 2002                            1,058,519       1,058,519
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,479,073       7,479,073
  Treasury stock (at cost)                     ( 83,253)       ( 83,253)
  Retained earnings (deficit)                (9,148,238)     (9,125,454)

    TOTAL STOCKHOLDERS EQUITY                  (693,899)       (671,115)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  102,707      $  103,304













The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                  Three months Ended June 30
                                                         2002           2001

REVENUES
  Oil and gas information services                 $    1,650      $    1,836
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        6,320          12,375
  Rental income                                           357               0
  Other income                                            205           1,008
                                                        8,532          15,219

COSTS AND EXPENSES
  Oil and gas information services                        532          1,749
  Oil and gas leasehold interests                         252         (5,647)
  Oil production                                            0              0
  Depreciation, depletion and amortization              1,000          1,000
  Interest                                             17,943         15,715
  Project Cost                                              0         23,377
  General and administrative                           11,589         23,221
    TOTAL COSTS AND EXPENSES                           31,316         59,415

                    NET INCOME (LOSS)              $  (22,784)    $  (44,196)


          BASIC LOSS PER SHARE OF COMMON STOCK     $    (0.00)    $    (0.00)


 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    105,851,974    105,851,974














The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Three months Ended June 30
                                                         2002          2001

Cash Flows From Operating Activities
  Net income (loss)                               $   (22,784)     $ (44,196)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     1,000          1,000
  Changes in:
         Accounts receivable                                0              0
         Accounts payable                              15,114         12,053
         Deferred revenue                                (357)             0

  Net cash provided by (used in)
     operating activities                              (7,027)       (31,143)

Cash Flow From Investment Activities
  (Increase) decrease to long-term investments    $         0      $       0
  (Increase) decrease oil & gas leasehold
     interests                                              0              0

  Net cash provided by (used in)
     investing activities                         $         0      $       0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable            $     7,430     $   28,662
  Proceeds from sale of common stock                        0              0

  Net cash provided by (used in)
     Financing activities                         $     7,430      $  28,662

Net Increase (Decrease) in Cash                   $       403     $   (2,481)

Cash at Beginning of Period                             1,978         10,106

Cash at End of Period                             $     2,381      $    7,625







The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company s most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE B - GOING CONCERN

The Company s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. A related party will continue to loan the Company necessary operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





NOTE C - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company resolved to issue 15,000,000 shares of common stock at $0.02 per share to Trachyte Oil Company in exchange for $300,000 of partial debt settlement of cash paid to the Company through July 31, 2002, and to issue a replacement note for the balance owed to Trachyte Oil Company in the amount of $311,395 with interest at 12% per annum dated August 1, 2002.

                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended June 30, 2002 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2003 fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel. (See "Research and Development of the Biofuels Technology" below)

     As a result of its R&D efforts, and after working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (the "Mayfair Project"). The Mayfair Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

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



     There can be no assurance that the required capital will be available to construct the Mayfair Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Mayfair Project. Expenses incurred for the Mayfair Project are currently being accounted for under line item "Project Cost".

Results of Operations

     The Company realized revenues of approximately $8,000 for the three-month period ended June 30, 2002, compared with approximately $15,000 for the corresponding period ended June 30, 2001. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the three-month period ended June 30, 2002, and none for the corresponding period ended June 30, 2001. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $1,600 for the three-month period ended June 30, 2002, compared with approximately $1,800 for the corresponding period ended June 30, 2001. Revenues from the Company's geologic information services have declined steadily from the original collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $6,000 for the three-month period ended June 30, 2002, compared to approximately $12,000 for the corresponding period ended June 30, 2001. Oil production revenues are down as a result of decreased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $200 for the three-month period ended June 30, 2002, compared to approximately $(5,600) for the comparable period ended June 30, 2001. Expenses associated with the Company's geologic information services were approximately $500 for the three-month period ended June 30, 2002, compared to approximately $1,700 for the comparable period ended June 30, 2001. Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended June 30, 2002, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended June 30, 2001, due to the Company's exploration inactivity. General and administrative expense for the three-month period ended June 30, 2002 were approximately $11,500, compared to approximately $23,000 for the comparable period ended June 30, 2001. These low figures reflect the Company's basic inactivity in its oil and gas sector.




     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2001 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Cost" and were zero for the three-month period ended June 30, 2002, compared to approximately $23,000 for the comparable period ended June 30, 2001.

     The Company's net loss for the 2003 fiscal three-month period ended June 30, 2002 was approximately $23,000, compared to approximately $44,000 for comparable 2002 fiscal period and it expects to operate at a loss for the remainder of the 2003 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2003, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

     The Company has available at March 31, 2002, unused tax operating loss carry forward of approximately $2,257,192 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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




     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 11,000 net acres at June 30, 2002, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,257,192 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At August 12, 2002, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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










     For the period ended June 30, 2002, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $85,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $499,050, plus interest of $123,170 for a total of $622,120 at the period ended June 30, 2002. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at August 12, 2002.

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

Employees

     As of June 30, 2002, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.







Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 12, 2002, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     During past fiscal periods Rowell elected to sell stock in the Company, due to limited corporate cash flow to partially compensate Rowell in absence of a salary. Rowell will continue to serve the Company as determined by the Board of Directors without salary or employment agreement. Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the 12-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of August 12, 2002.

     During the period ended June 30, 2002, the Company continued to experience severe cash flow difficulties which have continued into the 2003 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at June 30, 2002 of approximately $499,050. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended June 30, 2002.



     On July 31, 2002, Trachyte agreed to accept 15,000,000 newly issued shares of the Company's investment common stock in exchange for $300,000 of partial debt settlement of cash paid to the Company through July 31, 2002 and to accept a replacement note for the balance owed to Trachyte in the amount of $311,395 with interest at 12% per annum dated August 1, 2002. The shares were issued at $0.02 per share, a one-third discount from the closing market bid price on July 31, 2002 of $0.03 per share, because the shares are required to be held at least two years for investment purposes.

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

     The Company further believes that its innovative Biofuels Technology would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that the Company believes someday will compete in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by eastern U.S. municipalities to landfills and to incinerators for the disposal of Municipal Waste.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through August 12, 2002.

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

     Producing ethanol fuel: Ethanol fuel has an octane rating of 113, much higher than any gasoline. It is produced by blending 5% gasoline with 100% anhydrous alcohol (200 proof/113 octane). Anhydrous alcohol is a natural alcohol usually made from corn. Manufacturing alcohol from Celmat has never been economically successful due to the high cost to extract the fermentable sugars. The Biofuels Technology uses several unique processes to separate the Lignin from the fermentable sugars that reduce the manufacturing costs dramatically and, based upon current studies and information, make possible the manufacture of renewable ethanol fuel.

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

     Ethanol fuel is currently used primarily as an additive to boost the octane rating of premium grade gasolines. Lignin would be used as a boiler fuel to produce plant electric power. After further research, Lignin may have a higher value as a specialty chemical in the petro-chemical industry to produce a non-toxic replacement for plastic based resins usable to produce such things as vehicle side panels and bumpers.

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

      The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Mayfair Project for the recycling solution to the 100% disposal of Municipal Waste without incineration or landfill disposal. The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in the Mayfair Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     The Mayfair Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

     The Company is pursuing equity, loan and other financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final Mayfair Project engineering plans and final financial arrangements with unrelated third-parties were not finalized or completed as of August 12, 2002.







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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On February 4, 2002 a Complaint in Civil Action was filed in the Court of Common Pleas, Philadelphia, Pennsylvania, against the Company and Mayfair Energy Corporation, a wholly-owned subsidiary of the Company, in which the compliant alleges that the Company and its subsidiary are in default of an amount due to Klehr, Harrison, Harvey, Branzburg & Eller, LLP, attorney's at law in the amount of $48,275.98. The Company's Philadelphia counsel, Schafkopf & Burgess, LLC, filed answers to the complaint, whereby the Company and Mayfair demand judgement in their favor and have asked for all counts to be dismissed.

At August 12, 2002 this action is still pending.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.





Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2002.

          Exhibit "A" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




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


                                   STANDARD ENERGY CORPORATION
                                   (Registrant)










                                  By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer

Date: August 12, 2002




















                                  EXHIBIT "A"


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date  August 12, 2002