Form 10QSB
period 2002-09-30
STANDARD ENERGY CORP
filed 2002-11-13
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2002

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

     Common Stock outstanding at November 12, 2002: 120,851,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None




                                  FORM 10-QSB
                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2002

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Independent Accounts Review Report............................   3
     Item 1. Consolidated Balance Sheets -
                September 30, 2002 and March 31, 2002..............   4
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2002...........................   6
             Consolidated Statements of Operations -
                For the three months
                ended September 30, 2002...........................   7
             Consolidated Statements of Cash Flows -
                For the six months ended
                ended September 30, 2002...........................   8
             Notes to consolidated financial statements............   9
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Government Regulations................................  14
             Management's Conflicts of Interest....................  15
             Transactions with Management and Others...............  15
             Research and Development of the Biofuels Technology...  16
             Forward Looking Statements............................  17
     Item 3. Controls and Procedures...............................  17

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  18
     Item 2. Changes in Securities.................................  18
     Item 3. Defaults upon Senior Securities.......................  18
     Item 4. Submission of Matters to a Vote of Security Holders...  18
     Item 5. Other Information.....................................  18
     Item 6. Exhibits..............................................  18
     Item 7. Certification of CEO & CFO Pursuant to Section 302 of
             the Sarbanes-Oxley Act of 2002.......................   19
             Signature Page........................................  20
     Exhibit 99 - Certification Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002............................  21




                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


To the Board of Directors
Standard Energy Corporation & Subsidiaries
Salt Lake City, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

HJ & Associates, LLC
Salt Lake City, Utah
November 4, 2002









PART I - ITEM 1


                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                                  September 30      March 31
                                                      2002           2002
                                                   (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
  Cash                                             $      749      $    1,978

    TOTAL CURRENT ASSETS                                  749           1,978

PROPERTY AND EQUIPMENT, net                            18,783           3,000

OIL AND GAS LEASEHOLD INTERESTS HELD                        -               -

OTHER ASSETS
  Cash surrender - life insurance                       1,673           1,673
  Oil and gas leases held for resale                   71,653          71,653
  Pledged drilling bonds                               25,000          25,000

    TOTAL OTHER ASSETS                                 98,326          98,326

    TOTAL ASSETS                                   $  117,858      $  103,304

















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS






                                             September 30    March 31
                                                 2002          2002
                                              (Unaudited)   (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $   84,554       $ 192,511
  Deferred lease income                           3,524           5,208
  Notes payable                                 123,794          87,350
  Notes payable - related parties               319,551         489,350

 TOTAL CURRENT LIABILITIES                      531,423         774,419


STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, par value $.01 per share:
     Authorized 200,000,000 shares; issued
     and outstanding 120,851,974 shares at
     September 30, 2002                       1,208,519       1,058,519
  Preferred Stock, par value $.01 per share;
     Authorized 10,000,000 shares                     0               0
  Additional paid-in capital                  7,629,073       7,479,073
  Treasury stock (at cost)                     ( 83,253)       ( 83,253)
  Retained earnings (deficit)                (9,167,904)     (9,125,454)

    TOTAL STOCKHOLDERS EQUITY (DEFICIT)        (413,515)       (671,115)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $  117,858      $  103,304













The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                  Six months Ended September 30
                                                         2002           2001

REVENUES
  Oil and gas information services                 $    3,600      $    3,336
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        9,996          20,765
  Other income                                          3,561           3,249
                                                       17,157          27,350

COSTS AND EXPENSES
  Oil and gas information services                      1,792           3,818
  Oil and gas leasehold interests                         252          (5,647)
  Oil production                                            0               0
  Depreciation, depletion and amortization              2,773           2,000
  Interest                                             32,185          32,240
  Project Cost                                              0          23,377
  General and administrative                           22,605          46,502
    TOTAL COSTS AND EXPENSES                           59,607         102,290

                    NET INCOME (LOSS)              $  (42,450)     $  (74,940)


          BASIC LOSS PER SHARE OF COMMON STOCK     $    (0.00)     $    (0.00)


 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    120,851,974     105,851,974















The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                Three months Ended September 30
                                                         2002           2001

REVENUES
  Oil and gas information services                 $    1,950      $    1,500
  Sales of oil and gas leasehold interests                  0               0
  Oil production                                        3,676           8,390
  Other income                                          2,999           2,241
                                                        8,625          12,131

COSTS AND EXPENSES
  Oil and gas information services                      1,260           2,069
  Oil and gas leasehold interests                           0               0
  Oil production                                            0               0
  Depreciation, depletion and amortization              1,773           1,000
  Interest                                             14,242          16,525
  Project Cost                                              0               0
  General and administrative                           11,016          23,281
    TOTAL COSTS AND EXPENSES                           28,291          42,875

                    NET INCOME (LOSS)              $  (19,666)     $  (30,744)


          BASIC LOSS PER SHARE OF COMMON STOCK     $    (0.00)     $    (0.00)


 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    120,851,974     105,851,974















The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                 Six months Ended September 30
                                                         2002           2001

Cash Flows From Operating Activities
  Net income (loss)                               $   (42,450)     $  (74,940)
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
         Depreciation and depletion                     2,773           2,000
  Changes in:
         Operating assets and liabilities              13,913          25,551

  Net cash provided by (used in)
     operating activities                             (29,132)        (47,389)

Cash Flow From Investment Activities
  (Increase) decrease to long-term investments    $         0      $        0
  (Increase) decrease oil & gas leasehold
     interests                                              0               0

  Net cash provided by (used in)
     investing activities                         $         0      $        0

Cash Flows From Financing Activities
  Increase (decrease) in notes payable and
     notes payable-related party                  $    10,015     $    44,714
  Proceeds from line of credit                         17,888               0

  Net cash provided by (used in)
     Financing activities                         $    27,903      $   44,714

Net Increase (Decrease) in Cash                   $    (1,229)     $   (2,675)

Cash at Beginning of Period                             1,978          10,106

Cash at End of Period                             $       749      $    7,431








The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company s most recent audited financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE B - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. A related party will continue to loan the Company necessary operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.





                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended September 30, 2002 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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




Results of Operations

     The Company realized revenues of approximately $17,000 for the six-month period ended September 30, 2002, compared with approximately $27,000 for the corresponding period ended September 30, 2001. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the six-month period ended September 30, 2002, and none for the corresponding period ended September 30, 2001. Leasehold sales were zero, due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $3,600 for the six-month period ended September 30, 2002, compared with approximately $3,300 for the corresponding period ended September 30, 2001. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $10,000 for the six-month period ended September 30, 2002, compared to approximately $20,500 for the corresponding period ended September 30, 2001. Oil production revenues are down as a result of decreased world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of approximately $200 for the six-month period ended September 30, 2002, compared to approximately $(5,600) for the comparable period ended September 30, 2001. Expenses associated with the Company's geologic information services were approximately $1,700 for the six-month period ended September 30, 2002, compared to approximately $3,800 for the comparable period ended September 30, 2001. Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended September 30, 2002, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended September 30, 2001, due to the Company's exploration inactivity. General and administrative expense for the six-month period ended September 30, 2002 were approximately $22,600, compared to approximately $46,500 for the comparable period ended September 30, 2001. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2001 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Cost" and were zero for the six-month period ended September 30, 2002, compared to approximately $23,000 for the comparable period ended September 30, 2001.



     The Company's net loss for the 2003 fiscal six-month period ended September 30, 2002 was approximately $42,000, compared to approximately $74,000 for comparable 2002 fiscal period and it expects to operate at a loss for the remainder of the 2003 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2003, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 11,000 net acres at September 30, 2002, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,257,192 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At November 12, 2002, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended September 30, 2002, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $110,000 with an outstanding balance of approximately $105,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $313,295, plus interest of $6,256 for a total of $319,551 at the period ended September 30, 2002. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". The Company also has a note payable to GMAC totalling $18,556 at September 30, 2002, resulting from the purchase of a 2002 Saturn automobile that Mr. Rowell will drive. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at November 12, 2002.






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



Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 12, 2002, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the 12-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of November 12, 2002.

     During the period ended September 30, 2002, the Company continued to experience severe cash flow difficulties which have continued into the 2003 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at September 30, 2002 of approximately $499,050. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended September 30, 2002.



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

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through November 12, 2002.

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

                                PART 1 - ITEM 3

                            CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

          Standard Energy's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of November 6, 2002, and they concluded that these controls and procedures are effective.


     (b) Changes in Internal Controls.

          There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to November 5, 2002.











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

At November 12, 2002 this action is still pending.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2002.

          Exhibit "99" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 7. Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.




















Item 7. CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean W. Rowell, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Standard Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure hat material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this quarterly report )the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 12, 2002


























                                  EXHIBIT "99"


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date  November 12, 2002