Form 10KSB
period 2003-03-31
STANDARD ENERGY CORP
filed 2003-06-30
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2003
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2003 was approximately $44,000.




As of June 27, 2003, 120,836,974 shares of the Issuer's common stock were issued and outstanding of which 52,648,761 shares were held by non-affiliates. As of June 27, 2003, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.01 bid, was approximately $5,264,877.

                            TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   6
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  10
  Environmental Matters.................................  10
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  11
Item 3. LEGAL PROCEEDINGS...............................  11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

PART II.................................................  12

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  12
  Price Range of Common Stock...........................  12
  Approximate Number of Equity Security Holders.........  12
  Dividends.............................................  13
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  13
  General...............................................  13
  Results of Operations.................................  14
  Financial Condition...................................  16
  Plan of Operation.....................................  18
  Inflation.............................................  18
  Recent Accounting Pronouncements......................  18
  Management's Conflicts of Interest....................  18
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  19
Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.............  19


Table of Contents Continued

PART III................................................  19
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  19
  Identification of Directors and Executive Officers....  19
  Significant Employees.................................  20
  Family Relationships..................................  20
  Other Involvement in Certain Legal Proceedings........  20
  Administration Actions................................  21
  Compliance with Section 16(a).........................  21
Item 10. EXECUTIVE COMPENSATION.........................  21
  Summary Annual Compensation Table.....................  21
  Compensation Pursuant to Plans........................  22
  Other Compensation....................................  22
  Compensation of Directors.............................  22
  Termination of Employment and Change of Control
    Arrangements........................................  22
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  22
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  23
  Transactions with Management and Others...............  23
  Forward Looking Statements............................  24
  Indebtedness of Management............................  24
  Parents of Company....................................  24

PART IV.................................................  24

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  24
  Exhibits to Form 10-KSB...............................  24
    Exhibit 10-1: Exhibit"99"
    Exhibit 10-2: Chief Executive Officer Certification
    Reports on Form 8-K.................................  25
Item 14. CONTROL AND PROCEDURES.........................  25
  Evaluation of Disclosure Controls and Procedures......  25
  Changes in Internal Controls..........................  25

SIGNATURE PAGE..........................................  26












PART I

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

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2003, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")






     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2003 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,465           2,207
               Wyoming             1,243           1,243
               Total               4,708           3,450

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2003. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2003 and 2002, revenues from oil and gas lease royalties during such period were approximately $27,000 and $31,000 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")


     The Company's oil and gas leasehold inventory remains at approximately 13,000 net acres at the year ended March 31, 2003, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2003 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2003 and 2002 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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

     During fiscal 2003, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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


     During the Company's two fiscal years ended March 31, 2003 and 2002, revenues contributed to the Company's consolidated revenues by PIC were approximately $6,500 and $7,000, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

     The Company is pursuing financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on the Mayfair Project were not finalized or completed as of June 27, 2003.

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



Employees

     As of June 27, 2003, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Item 2.  PROPERTIES

Headquarters

     The Company's executive offices are located in a 2,500 square foot building. The premises are leased from a non-affiliated party, at an annual rental of approximately
$18,000 per year. Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2003 was approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,465           2,207
               Wyoming             1,243           1,243
               Total               4,708           3,450

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

     On February 4, 2002 a Complaint in Civil Action was filed in the Court of Common Pleas, Philadelphia, Pennsylvania, against the Company and Mayfair Energy Corporation, a wholly-owned subsidiary of the Company, in which the compliant alleged that the Company and its subsidiary were in default of an amount due to Klehr, Harrison, Harvey, Branzburg & Eller, LLP, attorney's at law in the amount of $48,275.98. The Company's Philadelphia counsel, Schafkopf & Burgess, LLC, filed answers to the complaint, 2003, whereby the Company and Mayfair demand judgement in their favor and have asked for all counts to be dismissed.

On April 23, 2003 the Company settled the Complaint with the cash payment of $10,000 and eight payments payments of $1,000 each for eight months for a total of $18,000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2003.

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2002
     First Quarter  ..........    $  0.12        $  0.25
     Second Quarter ..........       0.19           0.08
     Third Quarter  ..........       0.10           0.06
     Fourth Quarter ..........       0.09           0.03
          Fiscal Year 2003
     First Quarter  ..........    $  0.06        $  0.03
     Second Quarter ..........       0.06           0.03
     Third Quarter  ..........       0.05           0.03
     Fourth Quarter ..........       0.03           0.02
          Fiscal Year 2004
     First Quarter  ..........    $  0.02        $  0.005
      (through June 27, 2003)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 27, 2003

Common Stock, par value $0.01 per share:         2,200
Preferred Stock, par value $0.01 per share:      None Issued




     As of June 27, 2003, there were 120,836,974 shares of common stock outstanding and approximately 2,200 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended March 31, 2003 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2004 fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel. (See "Research and Development of the Biofuels Technology")

     As a result of its R&D efforts, and after working with engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (the "Mayfair Project"). The Mayfair Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

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

Results of Operations

     The Company realized revenues of approximately $44,000 for the fiscal year ended March 31, 2003, compared with approximately $38,000 for the corresponding period ended March 31, 2002. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were approximately $9,500 from oil and gas leasehold sales for the fiscal period ended March 31, 2003, and no sales for the corresponding period ended March 31, 2002. Revenues from the sale of the Company's geologic information services were approximately $7,000 for the fiscal period ended March 31, 2003, compared with approximately $7,000 for the corresponding period ended March 31, 2002. Revenues from the Company's geologic information services have declined steadily from the collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $27,500 for the fiscal period ended March 31, 2003, compared to approximately $31,000 for the corresponding period ended March 31, 2002. Oil production revenues are down as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2003, compared to zero for the comparable period ended March 31, 2002. Expenses associated with the Company's geologic information services were approximately $3,000 for the fiscal period ended March 31, 2003, compared to approximately $6,000 for the comparable period ended March 31, 2002. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal month period ended March 31, 2003, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2002, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2003 were approximately $243,000, compared to approximately $162,000 for the comparable period ended March 31, 2002. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2003 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were approximately zero for the fiscal period ended March 31, 2003, compared to approximately $30,000 for the comparable period ended March 31, 2002.

     The Company's net loss for the 2003 fiscal period ended March 31, 2003 was approximately $208,000, compared to approximately $168,000 for comparable 2002 fiscal period and it expects to operate at a loss for the 2004 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     During the year ended March 31, 2003, the Company sold its interest in a leasehold for $100,000. The Company recorded a gain of $70,390 recorded under other income. The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2004, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

     The Company has available at March 31, 2003, unused tax operating loss carry forward of approximately $2,058,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.


Financial Condition

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company and has entered into an agreement with the Scales Group for the engineering, management, and construction of the Mayfair Project. There is no assurance that the efforts of management or the Scales Group to locate and secure additional financing will be successful, and the failure to secure the Mayfair Project financing would substantially alter management's assumptions as herein presented. (See "Consolidated Financial Statements").

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 13,000 net acres at June 27, 2003, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the approximate $2.1 million tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At June 27, 2003, the Biomass shares had no quoted bid price on the electronic OTC Pink Sheet market system. With no bid, or volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     On July 31, 2002, Trachyte agreed to accept 15,000,000 newly issued shares of the Company's common stock in exchange for $300,000 of partial debt settlement of cash paid to the Company through July 31, 2002 and to accept a replacement note for the balance owed to Trachyte in the amount of $311,395 with interest at 12% per annum dated August 1, 2002. The shares were issued at $0.03 per share, which was the closing market bid price on July 31, 2002. An additional expense of $150,000 was recorded to value the shares at their market value. The shares are required to be held at least two years for investment purposes.

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

     For the fiscal period ended March 31, 2003, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to approximately $110,000 with an outstanding balance of approximately $110,842 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $238,995, plus interest of $23,832 for a total of $262,827 at the period ended March 31, 2003. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $44,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at June 27, 2003.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 27, 2003, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       65       CEO/President/Chairman
     Pamela K. Nelson     45       Vice President/Secretary
     Michael M. Cannon    55       Director

     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996. Mr. Rowell has been involved in the oil and gas exploration and production industries for over 40 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems, Biofuels, and Mayfair Energy Corporation. Mr. Rowell devotes approximately 80% of his time to the Company.





     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 27 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, Biofuels, and Mayfair Energy Corporation, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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

Significant Employees

     None

Family Relationships

     There are no family relationships among the Company's officers and directors.

Other Involvement in Certain Legal Proceedings

     There have been no events under the bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any executive officer of the Company in last five years.

Administration Action

     None

Compliance With Section 16(a)

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

Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2003 $44,000(1)      -0-   $4,000     -0-    -0-
President/CEO   2002 $44,000(1)      -0-   $4,000     -0-    -0-
                2001 $44,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2003. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.







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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 27, 2003, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)             65,467,113          54.2%

     Pamela K. Nelson                2,708,100           2.2%

     Michael M. Cannon                  13,000            .0%
     All Officers and Directors
       as a group                   68,188,213          56.4%
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

     During the twelve year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 27, 2003.

     During the fiscal period ended March 31, 2003, the Company continued to experience severe cash flow difficulties which have continued into the 2004 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2003 of approximately $262,827.

     On July 31, 2002, Trachyte agreed to accept 15,000,000 newly issued shares of the Company's common stock in exchange for $300,000 of partial debt settlement of cash paid to the Company through July 31, 2002 and to accept a replacement note for the balance owed to Trachyte in the amount of $311,395 with interest at 12% per annum dated August 1, 2002. The shares were issued at $0.03 per share which was the closing market bid price on July 31, 2002. An additional expense of $150,000 was recorded to value the shares at their then market value. The shares are required to be held at least two years for investment purposes.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through June 27, 2003.



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

PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Exhibits to Form 10-KSB

     Exhibits filed with this Report are incorporated by reference and set forth below:


     Exhibit 10-1: Entitled "Exhibit "99" "Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002".

     Exhibit 10-2: Entitled "Certificate of Chief Executive
Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002".

     The financial statement information required by this portion of Item 13 is submitted as a separate section at the rear of this Report entitled "Independent Auditors' Report".

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2003.

Item 14.  CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of Management, as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosures controls and procedures (as defined in Rule 13a-14(c) and 25d-14(c) and 15d-14(c) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms.

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based on part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.















                              EXHIBIT 10-1




                              EXHIBIT "99"

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.







/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: June 27, 2003








EXHIB IT 10-2




Item 7. CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF EXECUTIVE
OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean W. Rowell, certify that:

1.  I have reviewed this annual report on Form 10KSB of Standard
Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have;

          (a) designed such disclosure controls and procedures to ensure hat material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this annual report) the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);



          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



SIGNA  TURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD ENERGY CORPORATION





By:  /s/ Dean W. Rowell
Dean W. Rowell
                                        President
June 27, 2003
Salt Lake City, Utah














SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 27, 2003
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 27, 2003
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             June 27, 2003
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             June 27, 2003
  Michael M. Cannon


















                          STANDARD ENERGY CORP             ORATION
AND SUBSIDIARIES

                          CONSOLIDATED FINANCI          AL STATEMENTS

                          March 31, 2003










































C O N T E N T S



Independent Auditors Report................................  3

Consolidated Balance Sheet.................................  4

Consolidated Statements of Operations......................  5

Consolidated Statements of Stockholders Equity (Deficit)...  6

Consolidated Statements of Cash Flows......................  7

Notes to the Consolidated Financial Statements.............  8



























INDEPENDENT AUDITORS            ' REPORT


                          The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no significant operating results to date and has a working capital deficit of $457,674, which together raises substantial doubt about its ability to continue as a going concern. Management s plans with regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the consolidated financial statements, the March 2002 consolidated financial statements have been restated to reflect the costs of officer compensation.

HJ & Associates, LLC
Salt Lake City, Utah
June 17, 2003


STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance        Sheet (Continued)

                          ASSETS


                                                       March 31,
CURRENT ASSETS                                           2003

  Cash                                               $       873

    Total Current Assets                                     873

PROPERTY AND EQUIPMENT, net (Note 2)                      15,892

OTHER ASSETS

  Cash surrender value   life insurance                    5,701
  Oil and gas leases held for resale (Note 3)             42,043
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                    72,744

    TOTAL ASSETS                                     $    89,509

LIABILITIES AND STOC    KHOLDERS EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable and accrued expenses              $   107,118
  Deferred lease income                                      942
  evolving line of credit                                110,842
  Note payable - related party (Note 5)                  238,995

    Total Current Liabilities                            457,897

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS EQUITY (DEFICIT)

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 120,836,974 shares
   issued and outstanding                              1,208,369
  Additional paid-in capital                           7,911,073
  Treasury stock                                         (83,253)
  Accumulated deficit                                 (9,404,577)

    Total Stockholders  Equity (Deficit)                (368,388)

    TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                                 $    89,509
The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nt of Operations



                                           For the Years Ended
                                                 March 31,
                                             2003         2002
                                                       (Restated)

REVENUES

  Oil and gas information services      $     6,450  $     6,936
  Oil and gas leasehold interests             9,447            0
  Oil and gas lease royalties                27,763       31,334

    Total Revenues                           43,660       38,270

EXPENSES

  Oil and gas information services            3,271        6,187
  Depreciation, depletion/amortization        5,664        7,500
  Project costs (Note 6)                          0       29,997
  General and administrative                242,800      162,137

    Total Expenses                          251,735      205,821

OPERATING LOSS                             (208,075)    (167,551)

OTHER INCOME (EXPENSE)

  Gain on Leasehold held for resale          70,390            0
  Interest and other income                   2,302        4,582
  Interest expense                          (55,740)     (65,566)

    Total Other Income (Expense)             16,952      (60,984)

NET LOSS                                $  (191,123) $  (228,535)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    114,800,855  105,851,974








The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended      March 31, 2003 and 2002





           Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares
 Amount       Capital        Deficit


Balance, March 31, 2001
 (restated)              1,037,420   $  (83,253)   105,851,974
$ 1,058,519   $ 7,523,073   $ (8,984,919)

Contributed capital for
 services rendered by an
 officer (restated)              0            0              0
        0        44,000              0

Net loss for the year
 ended March 31, 2002
 (restated)                      0            0              0
        0             0       (228,535)

Balance, March 31, 2002
 (restated)              1,037,420      (83,253)   105,851,974
1,058,519     7,567,073     (9,213,454)

Common stock cancelled           0            0        (15,000)
     (150)            0              0

Common stock issued for
 payment on note payable
 and accrued interest
 related party at $0.02
 per share                       0            0     15,000,000
  150,000       300,000              0

Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        44,000              0

Net loss for the year
 ended March 31, 2003            0            0              0
        0             0       (191,123)

Balance, March 31, 2003  1,037,420  $   (83,253)   120,836,974
$ 1,208,369   $ 7,911,073   $ (9,404,577)
The accompanying notes are an integral part of these consolidated financial statements

                          STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nt of Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2003        2002
                                                       (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $ (191,123) $ (228,535)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation, depletion and
      amortization                             5,664       7,500
     Gain on Leasehold held for resale       (70,390)          0
     Common stock cancelled                     (150)          0
     Common stock issued for services
      -related party                         150,000           0
     Contributed capital for services
      rendered by an officer                  44,000      44,000
   Changes in assets and liabilities:
     Increase in accounts payable and
      accrued expenses                        42,752      96,394
     Increase in deferred lease income        (4,266)      5,208

     Net Cash Used by Operating Activities   (23,513)    (75,433)

CASH FLOWS FROM INVESTING ACTIVITIES

Gain on Leasehold held for resale            100,000           0
Cash value   life insurance                   (4,028)       (806)

Net Cash Provided (Used) by Investing
  Activities                                  95,972        (806)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable
 - related parties                          (132,000)          0
Proceeds from notes payable
 - related parties                            53,500      88,500
Net change to line of credit                   4,936     (20,389)

Net Cash Provided (Used) by Financing
Activities                                   (73,564)     68,111

NET DECREASE IN CASH                          (1,105)     (8,128)

CASH AT BEGINNING OF YEAR                      1,978      10,106

CASH AT END OF YEAR                       $      873  $    1,978
The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme  nt of Cash Flows (Continued)

                                            For the Years Ended
                                                 March 31,
                                              2003        2002
                                                       (Restated)


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $   12,249  $   12,037
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Vehicle acquired through note payable   $   18,556  $        0
  Common stock issued for payment on note
  payable and accrued interest
     related party                        $  450,000  $        0
  Contributed capital for services
   rendered by an officer                 $   44,000  $   44,000
  Common stock issued for services
     related party                        $  150,000  $        0



























The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2003 and 2               002



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

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly-owned subsidiaries, Standard EnviroSystems, Inc., Petroleum Investment Company, Petroleum Map Service Company and Mayfair Energy Corporation (formerly known as Mayfair Trashfuel Corporation) (collectively the Company) . Significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Leasehold Interests Held for Resale

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

Property and Equipment

Property and equipment are valued at cost and, are depreciated or amortized principally by the straight-line method over their estimated useful lives. The useful lives of property and equipment for purposes of financial reporting range from five to seven years.










STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2003 and 2               002


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31, 2003 and 2002:
                                               2003        2002
Deferred tax assets
  NOL Carryover                           $ (802,870) $ (880,304)
  Contribution Carryover                      (4,311)     (5,377)

Deferred tax liabilities:                          0           0

Valuation allowance                          807,181     885,681

Net deferred tax asset                    $        0  $        0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2003 and 2002 due to the following:

                                               2003        2002

Book income                               $  (16,040) $  (71,968)
Services                                      17,160           0
Contribution carryover                        (1,065)      5,380
Other                                            (55)      1,090
Valuation allowance                                0      65,498

                                          $        0  $        0

At March 31, 2003, the Company had net operating loss carryforwards of approximately $2,058,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the March 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)


Provision for Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.

                                   For the Year Ended
                                     March 31, 2003
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $   (191,123)   114,800,855   $    (0.00)


                                   For the Year Ended
                                March 31, 2002(Restated)
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $   (228,535)   105,851,974   $    (0.00)


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


              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002


NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2003:

           Vehicle                                    $   18,556
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       418,308
             Less: accumulated depreciation             (402,416)

             Total                                    $   15,892

Depreciation expense for the years ended March 31, 2003 and 2002 was $5,664 and $7,500, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2002, the Company was holding of oil and gas leases for resale with a cost basis of $42,043.

During the year ended March 31, 2003, the Company sold its interest in a lease located in Montana for $100,000. The Company s basis was $29,610 which resulted in a gain on sale of $70,390.

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






              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002



NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company signed a $50,000 note payable to Trachyte on March 31,1998 related to funds advanced to the Company. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as additional funds have been advanced. On July 31, 2002, the Company issued 15,000,000 shares of its common stock for payment on this note payable and accrued interest totaling $300,000. The shares were issued at a discount of $0.01 to market value. Accordingly, compensation expense in the amount of $150,000 (15,000,000 x $0.01) was recognized upon issuance of the shares.
On August 1, 2002, the Company cancelled the original note payable and issued a new note payable for remaining balance of $311,395. The new note also bears interest at 12%, is due on demand and is unsecured. The principal balance due at March 31, 2003 was $238,995 plus accrued interest of $23,832.

During the years ended March 31, 2003 and 2002, an officer of the Company contributed services valued at $44,000 and $44,000, respectively, which is recorded as an increase in additional paid-in capital.

NOTE 6 - PROJECT COSTS

During the years ended March 31, 2003 and 2002, the Company spent $-0- and $29,997 on project costs associated with the Mayfair Energy Project (the Project) near Bridgewater township Somerset County, New Jersey. The Company had entered into a long term loan agreement. The loan agreement is now null and void.












              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002



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


NOTE 8 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2003.












              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002


NOTE 9 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:

                                              2003        2002
                                                       (Restated)
Revenues
  Oil and gas information services        $    6,450  $    6,936
  Oil and gas leasehold interests              9,447           0
  Oil and gas leases royalties                27,763      31,334

                                          $   43,660  $   38,270

Operating Loss
  Oil and gas information services        $    3,179  $      749
  Oil and gas leasehold interests                  0           0
  Oil and gas royalties                       27,763      31,334
  Corporation and investment                (239,017)   (199,634)
                                          $ (208,075)  $(167,551)

Identifiable Assets

   Oil and gas leases held for resale     $   42,043  $   71,653
   Pledged drilling bonds                     25,000      25,000
   Corporation and investment                 22,466       6,651

                                          $   89,509  $  103,304

Depreciation, Depletion and Amortization
 Corporation and investment               $    5,664  $    7,500


The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2003 and 2002 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.



              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2003 and 2002



NOTE 10 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Statement No. 147,
 Acquisitions of Certain Financial Institutions   an amendment of
FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The effect of these adopted provisions on the Company s financial statements was not significant.

In December 2002, the FASB issued Statement No. 148,  Accounting
for Stock-Based Compensation   Transition and Disclosure   an
amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.

NOTE 11 - CORRECTION OF ERROR

The Company has restated its audited consolidated financial statements for year ended March 31, 2002. This action was taken as the result of the Company s failure to recognize contributed capital for services rendered by an officer of the Company.

The impact of these adjustments on the Company s consolidated financial results as originally reported is summarized below:

                                     March 31, 2002
                          As Reported  As Adjusted   Difference

Additional paid in
  capital                 $ 7,479,073  $ 7,567,073  $ 88,000 (1)
Accumulated deficit        (9,125,454)  (9,213,454)  (88,000)(1)
Officer compensation                0      (44,000)  (44,000)(2)
Net loss                  $  (184,535) $  (228,535) $(44,000)

(1) Relates to officer compensation valued at $44,000 per year for the years ended March 31, 2001 and 2002.
(2) Relates to officer compensation valued at $44,000 for the year ended March 31, 2002.