Form 10QSB
period 2003-09-30
STANDARD ENERGY CORP
filed 2003-11-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED September 30, 2003

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

     Common Stock outstanding at November 10, 2003: 120,836,974 shares of $0.01 par value Common Stock.

                    DOCUMENTS INCORPORATION BY REFERENCE:
                                    None




                                 FORM 10-QSB

                     Financial Statements and Schedules

                         STANDARD ENERGY CORPORATION
                   For six months Ended September 30, 2003

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                September 30, 2003 and March 31, 2003.............    3
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2003 and 2002.................    5
                For the three months
                ended September 30, 2003 and 2002.................    5
             Consolidated Statements of Cash Flows -
                For the six months ended
                ended September 30, 2003 and 2002.................    6
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   9
             Financial Condition...................................  10
             Plan of Operation.....................................  11
             Inflation.............................................  12
             Recent Accounting Pronouncements......................  12
             Government Regulations................................  12
             Management's Conflicts of Interest....................  12
             Transactions with Management and Others...............  13
             Research and Development of the Biofuels Technology...  13
             Forward Looking Statements............................  14
     Item 3. Controls and Procedures...............................  15

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  15
     Item 2. Changes in Securities.................................  15
     Item 3. Defaults upon Senior Securities.......................  15
     Item 4. Submission of Matters to a Vote of Security Holders...  15
     Item 5. Other Information.....................................  15
     Item 6. Exhibits..............................................  16
     Signature Page................................................  18
     Exhibit 31.1 Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  19
Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  20


                               PART I - ITEM 1

                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS


                                                  September 30     March 31
                                                      2003           2003
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $    4,039      $      873

    Total Current Assets                                4,039             873

PROPERTY AND EQUIPMENT, net                            14,062          15,892

OTHER ASSETS

  Cash surrender value - life insurance                   808           5,701
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 67,851          72,744

    TOTAL ASSETS                                   $   85,952      $   89,509
















The accompanying notes are an integral part of these consolidated financial statements.

                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                             September 30    March 31
                                                 2003          2003
                                              (Unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $  105,583       $ 107,118
  Deferred lease income                               0             942
  Revolving lines of credit                      97,761         110,842
  Notes payable - related party                 231,995         238,995

   Total Current Liabilities                    435,339         457,897

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  -               -
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     120,836,974 shares issued and
     outstanding                              1,208,369       1,208,369
  Additional paid-in capital                  7,936,073       7,911,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,410,576)     (9,404,577)

    Total Stockholders' Equity (Deficit)       (349,387)       (368,388)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   85,952      $   89,509













The accompanying notes are an integral part of these consolidated financial statements.
                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                     For the       For the
                                                    Six Months    Six Months
                                                      Ended         Ended
                                                  September 30, September 30,
                                                         2003         2002

REVENUES

  Oil and gas information services                 $    2,550      $    3,600
  Oil production                                       57,342           9,996
  Rental income                                           942           3,561

    Total Revenues                                     60,834          17,157

EXPENSES

  Oil and gas information services                      1,130           1,792
  Oil and gas leasehold interests                           0             252
  Depreciation, depletion and amortization              1,830           2,773
  General and administrative                           46,987          22,605

    Total Expenses                                     49,947          27,422

OPERATING INCOME (LOSS)                            $   10,887      $  (10,265)

OTHER INCOME (EXPENSE)

  Interest and other income                               424               0
  Interest expense                                    (17,310)        (32,185)

    Total Other Income (Expense)                      (16,886)        (32,185)

NET LOSS                                           $   (5,999)     $  (42,450)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,836,974     120,851,974






The accompanying notes are an integral part of these consolidated financial statements.
                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                     For the       For the
                                                  Three Months   Three Months
                                                      Ended         Ended
                                                 September 30,   September 30,
                                                      2003            2002

REVENUES

  Oil and gas information services                 $    1,200      $    1,950
  Oil production                                       30,756           3,676
  Rental income                                             0           2,999

    Total Revenues                                     31,956           8,625

EXPENSES

  Oil and gas information services                        986           1,260
  Oil and gas leasehold interests                           0               0
  Depreciation, depletion and amortization                915           1,773
  General and administrative                           22,498          11,016

    Total Expenses                                     24,399          14,049

OPERATING INCOME (LOSS)                            $    7,557      $   (5,424)

OTHER INCOME (EXPENSE)

  Interest and other income                               219               0
  Interest expense                                     (7,668)        (14,242)

    Total Other Income (Expense)                       (7,449)        (14,242)

NET INCOME (LOSS)                                  $      108      $  (19,666)

BASIC LOSS PER SHARE OF COMMON STOCK               $     0.00      $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,836,974     120,851,974






The accompanying notes are an integral part of these consolidated financial statements.
                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                     For the       For the
                                                   Six Months    Six Months
                                                      Ended         Ended
                                                September 30,  September 30,
                                                      2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $    (5,999)     $  (42,450)
  Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           1,830           2,773
     Contributed capital for services
      rendered by an officer                           25,000               -
  Changes in assets and liabilities:
     Increase (decrease) in accounts payable
      and accrued expenses                             (1,535)         12,229
     (Decrease) in deferred lease income                 (942)         (1,684)
        Net Cash Provided by (Used by)
        Operating Activities                      $    18,354      $  (29,132)

CASH FLOWS FROM INVESTING ACTIVITIES              $         -      $        -
  Cash Value - Life Insurance                     $     4,893      $        -
       Total Cash Flows Provided by
       Investing Activities                       $     4,893      $        -

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable - related party       $   (27,000)     $   (3,000)
  Proceeds from notes payable - related party          20,000          13,015
  Net change to lines of credit                       (13,081)         17,888
    Net Cash Provided by (Used by)
     Financing activities                         $   (20,081)     $   27,903

NET INCREASE (DECREASE) IN CASH                   $     3,166      $   (1,229)
CASH AT BEGINNING OF PERIOD                               873           1,978

CASH AT END OF PERIOD                             $     4,039      $      749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:
     Interest                                     $     2,776      $        -
     Income Taxes                                 $         -      $        -

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    25,000      $        -

The accompanying notes are an integral part of these consolidated financial statements.
               STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 2003
                                (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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



                             PART I - ITEM 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended September 30, 2003 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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




Results of Operations

     The Company realized revenues of approximately $60,800 for the six-month period ended September 30, 2003, compared with approximately $17,157 for the corresponding period ended September 30, 2002. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the six-month period ended September 30, 2003, and none for the corresponding period ended September 30, 2002. There were no leasehold sales due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $2,500 for the six-month period ended September 30, 2003, compared with approximately $3,600 for the corresponding period ended September 30, 2002. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $57,300 for the six-month period ended September 30, 2003, compared to approximately $10,000 for the corresponding period ended September 30, 2002. Oil production revenues are up as a result of uncertain world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the six-month period ended September 30, 2003, compared to approximately $250 for the comparable period ended September 30, 2002. Expenses associated with the Company's geologic information services were approximately $1,100 for the six-month period ended September 30, 2003, compared to approximately $1,800 for the comparable period ended September 30, 2002. Expenses associated with the Company's oil production and exploration activities were zero for the six-month period ended September 30, 2003, due to the abandonment of field operations. There were no costs for the comparable period ended September 30, 2002, due to the Company's exploration inactivity. General and administrative expense for the six-month period ended September 30, 2003 were approximately $47,000, compared to approximately $22,605 for the comparable period ended September 30, 2002. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     The Company's net loss for the 2004 fiscal six-month period ended September 30, 2003 was approximately $6,000, compared to approximately $42,500 for comparable 2003 fiscal period and it expects to operate at a loss for the remainder of the 2004 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")






     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2004, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 10,000 net acres at September 30, 2003, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,058,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At September 30, 2003, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.








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

     For the period ended September 30, 2003, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $98,000 with an outstanding balance of approximately $98,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $231,995, plus interest of $38,362 for a total of $270,357 at the period ended September 30, 2003. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". The Company also has a note payable to GMAC totalling $14,534 at September 30, 2003, resulting from the purchase of a 2002 Saturn automobile that Mr. Rowell will drive. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at November 10, 2003.






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



Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At September 30, 2003, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     During past fiscal periods Rowell elected to sell stock in the Company, due to limited corporate cash flow to partially compensate Rowell in absence of a salary. Rowell will continue to serve the Company as determined by the Board of Directors without salary or employment agreement. The Company recorded $12,500 as an increase to additional paid-in-capital for services contributed to the Company during the quarter ended September 30, 2003. Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

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

     During the period ended September 30, 2003, the Company continued to experience severe cash flow difficulties which have continued into the 2004 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at September 30, 2003 of approximately $270,357. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended September 30, 2003.

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

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through November 10, 2003.









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

                              PART 1 - ITEM 3

                          CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

          Standard Energy's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of
          November 10, 2003, and they concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls.

          There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to November 10, 2003.











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

On April 23, 2003 a settlement agreement was signed where Klehr and the company agree to settle the lawsuit for $18,000. $10,000 upon execution of agreement and eight additional payments of $1,000 each per month until paid. The settlement agreement terms are dependent on timely payments being received from the Company. As such, the Company has not yet written down the amount payable. As of September 30, 2003, the Company recorded $33,276 in accounts payable to Klehr.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2003.

          Exhibit "31.1" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit "32.1" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.













                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 10, 2003







                               Exhibit 31.1

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



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  November 10, 2003














                               Exhibit 32.1


                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  November 10, 2003