Form 10QSB
period 2003-12-31
STANDARD ENERGY CORP
filed 2004-02-10
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2003

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

     Common Stock outstanding at February 10, 2004: 120,836,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None




                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2003

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2003 and March 31, 2003..............    3
             Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2003 and 2002..................    5
                For the three months
                ended December 31, 2003 and 2002..................    5
             Consolidated Statements of Cash Flows -
                For the nine months ended
                ended December 31, 2003 and 2002..................    6
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   9
             Financial Condition...................................  10
             Plan of Operation.....................................  11
             Inflation.............................................  12
             Recent Accounting Pronouncements......................  12
             Government Regulations................................  12
             Management's Conflicts of Interest....................  12
             Transactions with Management and Others...............  13
             Research and Development of the Biofuels Technology...  13
             Forward Looking Statements............................  14
     Item 3. Controls and Procedures...............................  15

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  15
     Item 2. Changes in Securities.................................  15
     Item 3. Defaults upon Senior Securities.......................  15
     Item 4. Submission of Matters to a Vote of Security Holders...  15
     Item 5. Other Information.....................................  15
     Item 6. Exhibits..............................................  16
     Signature Page................................................  18
     Exhibit 31.1 Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  19
     Exhibit 32.1 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  20


PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS


                                                  December 31     March 31
                                                      2003           2003
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $      625      $      873

    Total Current Assets                                  625             873

PROPERTY AND EQUIPMENT, net                            13,147          15,892

OTHER ASSETS

  Cash surrender value - life insurance                   808           5,701
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 67,851          72,744

    TOTAL ASSETS                                   $   81,623      $   89,509


















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                             December 31     March 31
                                                 2003          2003
                                              (Unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $   35,654       $ 107,118
  Deferred lease income                               0             942
  Revolving lines of credit                     102,195         110,842
  Notes payable and accrued interest
      - related party                           264,102         238,995

   Total Current Liabilities                    401,951         457,897

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  -               -
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     120,836,974 shares issued and
     outstanding                              1,208,369       1,208,369
  Additional paid-in capital                  7,948,573       7,911,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,394,017)     (9,404,577)

    Total Stockholders' Equity (Deficit)       (320,328)       (368,388)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   81,623      $   89,509












The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the       For the
                                                    Nine Months   Nine Months
                                                      Ended         Ended
                                                  December 31, December 31,
                                                         2003         2002

REVENUES

  Oil and gas information services                 $    4,050      $    4,950
  Oil production                                       77,266          16,302

    Total Revenues                                     81,316          21,252

EXPENSES

  Oil and gas information services                      1,980           5,723
  Oil and gas leasehold interests                           0             252
  Depreciation, depletion and amortization              2,745           4,749
  General and administrative                           73,033          29,741

    Total Expenses                                     77,758          40,465

OPERATING INCOME (LOSS)                                 3,558         (19,213)

OTHER INCOME (EXPENSE)

  Gain on settlement of debt                           30,276               0
  Interest and other income                             1,343           5,071
  Interest expense                                    (24,617)        (44,827)

    Total Other Income (Expense)                        7,002         (39,756)

NET INCOME (LOSS)                                  $   10,560      $  (58,969)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $     0.00      $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,836,974     113,160,009






The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the       For the
                                                  Three Months   Three Months
                                                      Ended         Ended
                                                 December 31,   December 31,
                                                      2003            2002

REVENUES

  Oil and gas information services                 $    1,500      $    1,350
  Oil production                                       19,924           6,306

    Total Revenues                                     21,424           7,656

EXPENSES

  Oil and gas information services                        850           3,931
  Oil and gas leasehold interests                           0               0
  Depreciation, depletion and amortization                915           1,976
  General and administrative                           26,046           7,136

    Total Expenses                                     27,811          13,043

OPERATING INCOME (LOSS)                                (6,387)         (5,387)

OTHER INCOME (EXPENSE)

  Gain on settlement of debt                           30,276               0
  Interest and other income                               (23)          1,510
  Interest expense                                     (7,307)        (12,642)

    Total Other Income (Expense)                       22,946         (11,132)

NET INCOME (LOSS)                                  $   16,559      $  (16,519)

BASIC LOSS PER SHARE OF COMMON STOCK               $     0.00      $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,836,974     119,814,554






The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  For the Nine  For the Nine
                                                  Months Ended  Months Ended
                                                  December 31,  December 31,
                                                      2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $    10,560     $  (58,969)
  Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           2,745          4,749
     Contributed capital for services
      rendered by an officer                           37,500              -
  Gain on settlement of debt                          (30,276)             -
  Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                              4,119         18,958
     (Decrease) in deferred lease income                 (942)             0
        Net Cash Provided by (Used by)
        Operating Activities                           23,706         35,262

CASH FLOWS FROM INVESTING ACTIVITIES                        -              -
  Cash Value - Life Insurance                           4,893              -
       Total Cash Flows Provided by
       Investing Activities                             4,893              -

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in cash overdraft                                -            991
  Payments on notes payable - related party           (40,200)             0
  Proceeds from notes payable - related party          20,000         21,370
  Net change to lines of credit                        (8,647)        10,923
    Net Cash Provided by (Used by)
     Financing activities                             (28,847)        33,284

NET INCREASE (DECREASE) IN CASH                          (248)        (1,978)
CASH AT BEGINNING OF PERIOD                               873          1,978

CASH AT END OF PERIOD                             $       625      $       0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $         -      $       -
     Income Taxes                                           -              -

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                     37,500      $       -

The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2003
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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



                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended December 31, 2003 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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




Results of Operations

     The Company realized revenues of approximately $81,300 for the nine-month period ended December 31, 2003, compared with approximately $21,200 for the corresponding period ended December 31, 2002. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the nine-month period ended December 31, 2003, and none for the corresponding period ended December 31, 2002. There were no leasehold sales due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $4,000 for the nine-month period ended December 31, 2003, compared with approximately $4,900 for the corresponding period ended December 31, 2002. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $77,200 for the nine-month period ended December 31, 2003, compared to approximately $16,300 for the corresponding period ended December 31, 2002. Oil production revenues are up as a result of uncertain world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the nine-month period ended December 31, 2003, compared to approximately $250 for the comparable period ended December 31, 2002. Expenses associated with the Company's geologic information services were approximately $1,900 for the nine-month period ended December 31, 2003, compared to approximately $5,700 for the comparable period ended December 31, 2002. Expenses associated with the Company's oil production and exploration activities were zero for the nine-month period ended December 31, 2003, due to the abandonment of field operations. There were no costs for the comparable period ended December 31, 2002, due to the Company's exploration inactivity. General and administrative expense for the nine-month period ended December 31, 2003 were approximately $73,000, compared to approximately $29,700 for the comparable period ended December 31, 2002. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     The Company's net loss for the 2004 fiscal nine-month period ended December 31, 2003 was approximately $10,500, compared to approximately $58,900 for comparable 2003 fiscal period and it expects to operate at a loss for the remainder of the 2004 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")






     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2004, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 10,000 net acres at December 31, 2003, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,058,000 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At December 31, 2003, the Biomass shares had little value at a bid price of $0.00 and asked $0.005 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.








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

     For the period ended December 31, 2003, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $102,000 with an outstanding balance of approximately $102,000 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $218,795, plus interest of $45,307 for a total of $264,102 at the period ended December 31, 2003. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". The Company also has a note payable to GMAC totalling $14,534 at December 31, 2003, resulting from the purchase of a 2002 Saturn automobile that Mr. Rowell will drive. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at December 31, 2003.






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



Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At December 31, 2003, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     During past fiscal periods Rowell elected to sell stock in the Company, due to limited corporate cash flow to partially compensate Rowell in absence of a salary. Rowell will continue to serve the Company as determined by the Board of Directors without salary or employment agreement. The Company recorded $12,500 as an increase to additional paid-in-capital for services contributed to the Company during the quarter ended December 31, 2003. Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the 12-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of December 31, 2003.

     During the period ended December 31, 2003, the Company continued to experience severe cash flow difficulties which have continued into the 2004 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at December 31, 2003 of approximately $270,357. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended December 31, 2003.

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

On April 23, 2003 a settlement agreement was signed where Klehr and the company agree to settle the lawsuit for $18,000. $10,000 upon execution of agreement and eight additional payments of $1,000 each per month until paid. The settlement agreement terms are dependent on timely payments being received from the Company. As such, the Company has written down the amount payable. As of December 31, 2003, the Company recorded zero in accounts payable to Klehr.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2003.

          Exhibit "31.1" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit "32.1" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.













SIGNA  TURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 10, 2004







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

Date  February 10, 2004














                                  Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  February 10, 2004