Form 10KSB
period 2004-03-31
STANDARD ENERGY CORP
filed 2004-06-28
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2004
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2004 was approximately $102,400.




As of June 28, 2004, 120,836,974 shares of the Issuer's common stock were issued and outstanding of which 52,648,761 shares were held by non-affiliates. As of June 28, 2004, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.01 bid, was approximately $5,264,877.

                            TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   7
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  11
  Environmental Matters.................................  11
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  12
Item 3. LEGAL PROCEEDINGS...............................  12
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

PART II.................................................  13

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  13
  Price Range of Common Stock...........................  13
  Approximate Number of Equity Security Holders.........  13
  Dividends.............................................  14
  Shares Issued in Unregistered Transactions............  14
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  14
  General...............................................  14
  Results of Operations.................................  15
  Financial Condition...................................  17
  Plan of Operation.....................................  19
  Inflation.............................................  20
  Recent Accounting Pronouncements......................  20
  Off-Balance Sheet Arrangements........................  20
  Management's Conflicts of Interest....................  20
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  20
Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.............  21

Table of Contents Continued

PART III................................................  21
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  21
  Identification of Directors and Executive Officers....  21
  Significant Employees.................................  22
  Family Relationships..................................  23
  Other Involvement in Certain Legal Proceedings........  23
  Administration Actions................................  23
  Compliance with Section 16(a).........................  23
  Code of Ethics........................................  23
  Audit Committee Financial Reports.....................  23
Item 10. EXECUTIVE COMPENSATION.........................  23
  Summary Annual Compensation Table.....................  24
  Compensation Pursuant to Plans........................  24
  Other Compensation....................................  24
  Compensation of Directors.............................  24
  Termination of Employment and Change of Control
    Arrangements........................................  24
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  25
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  25
  Transactions with Management and Others...............  25
  Forward Looking Statements............................  26
  Indebtedness of Management............................  27
  Parents of Company....................................  27

PART IV.................................................  27

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  27
    Exhibits to Form 10-KSB.............................. 27
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  27
SIGNATURE PAGE..........................................  29
    Exhibit 31
    Exhibit 32 Chief Executive Officer Certification
    Reports on Form 8-K.................................  30














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

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2004, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")






     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2004 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,465           2,207
               Wyoming             1,243           1,243
               Total               4,708           3,450

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2004. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2004 and 2003, revenues from oil and gas lease royalties during such period were approximately $97,000 and $27,000 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")


     The Company's oil and gas leasehold inventory remains at approximately 13,000 net acres at the year ended March 31, 2004, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2004 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2004 and 2003 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.












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

     During fiscal 2004, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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

     During the Company's two fiscal years ended March 31, 2004 and 2003, revenues contributed to the Company's consolidated revenues by PIC were approximately $5,400 and $6,500, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

     The Company is pursuing financing ideas through two wholly-owned subsidiaries, Mayfair Energy Corporation, a Pennsylvania corporation, and Biofuels, Inc., a Utah corporation. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on the Mayfair Project were not finalized or completed as of June 27, 2004.

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

Employees

     As of June 28, 2004, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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









Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2004 was approximately as follows:

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2004.















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

                                         Bid Price
                                     High           Low
          Fiscal Year 2003
     First Quarter  ..........    $  0.06        $  0.03
     Second Quarter ..........       0.06           0.03
     Third Quarter  ..........       0.05           0.03
     Fourth Quarter ..........       0.03           0.02
          Fiscal Year 2004
     First Quarter  ..........    $  0.02        $  0.01
     Second Quarter ..........       0.11           0.02
     Third Quarter  ..........       0.05           0.01
     Fourth Quarter ..........       0.04           0.02
          Fiscal Year 2005
     First Quarter  ..........    $  0.03        $  0.02
      (through June 28, 2004)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 28, 2004

Common Stock, par value $0.01 per share:         2,200
Preferred Stock, par value $0.01 per share:      None Issued

     As of June 28, 2004, there were 120,836,974 shares of common stock outstanding and approximately 2,200 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.






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

Shares Issued in Unregistered Transactions

     We issued shares of our common stock in unregistered transactions from 2002 through 2004. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in 2003 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common sock issued were as follows:

2002

There were no common shares issued in 2002.

2003

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

2004

There were no common shares issued in 2004.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended March 31, 2004 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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

Results of Operations

     The Company realized revenues of approximately $102,400 for the fiscal year ended March 31, 2004, compared with approximately $44,000 for the corresponding period ended March 31, 2003. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.



     There were no oil and gas leasehold sales for the fiscal period ended March 31, 2004, and there were approximately $9,500 fpr the corresponding period ended March 31, 2003. Revenues from the sale of the Company's geologic information services were approximately $5,400 for the fiscal period ended March 31, 2004, compared with approximately $6,500 for the corresponding period ended March 31, 2003. Revenues from the Company's geologic information services have declined steadily from the collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $97,000 for the fiscal period ended March 31, 2004, compared to approximately $27,500 for the corresponding period ended March 31, 2003. Oil production revenues are down as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2004, compared to zero for the comparable period ended March 31, 2003. Expenses associated with the Company's geologic information services were approximately $3,000 for the fiscal period ended March 31, 2004, compared to approximately $3,000 for the comparable period ended March 31, 2003. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal month period ended March 31, 2004, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2002, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2004 were approximately $104,000, compared to approximately $242,800 for the comparable period ended March 31, 2003. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2004 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were approximately zero for the fiscal period ended March 31, 2004, compared to approximately $30,000 for the comparable period ended March 31, 2003.







     The Company's net loss for the 2004 fiscal period ended March 31, 2004 was approximately $1,700, compared to approximately $191,000 for comparable 2003 fiscal period and it expects to operate at a loss for the 2004 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. Mayfair Project costs are accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2004, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

     The Company has available at March 31, 2004, unused tax operating loss carry forward of approximately $2,058,000 that may be applied against future taxable income through 2020. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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






     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 13,000 net acres at June 27, 2004, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the approximate $2.1 million tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At June 27, 2004, the Biomass shares had no quoted bid price on the electronic OTC Pink Sheet market system. With no bid, or volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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





     For the fiscal period ended March 31, 2004, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to approximately $110,000 with an outstanding balance of approximately $82,815 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $220,095, plus interest of $51,897 for a total of $271,992 at the period ended March 31, 2004. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at June 28, 2004.

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 28, 2004, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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






Item 8.   CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

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

(b)  Changes in Internal Controls

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

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       66       CEO/President/Chairman
     Pamela K. Nelson     46       Vice President/Secretary
     Michael M. Cannon    56       Director







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

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 28 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, Biofuels, and Mayfair Energy Corporation, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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

Administration Action

     None

Compliance With Section 16(a)

     Section 16 of the Securities Act of 1934 requires the filing of reports for sales of the Company's common stock made by officers, directors and 10% or greater shareholders. A Form 3, and Form 4 must be filed within two days after the sale or purchase transaction. Based upon the review of Form 4, Form 3, and/or Form 5 filed with the Company, the Company is not aware of any delinquent filings of such forms by any reporting person.

Code of Ethics

     We have not adopted a formal ethics policy for our chief executive officer or senior financial officers, due to our status as a Bulletin Board company with few management personnel. We believe that our Board can successfully oversee and manage our existing officers and employees. However, we believe that an ethics policy is important and intend to consider adopting such a policy in the future.

Audit Committee Financial Expert

The Board of Directors have determined that the company does not have an audit committee financial expert serving on an audit committee, due to our status as a Bulletin Board company with few management personnel.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:


Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2004 $50,000(1)      -0-   $4,000     -0-    -0-
President/CEO   2003 $44,000(1)      -0-   $4,000     -0-    -0-
                2002 $44,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2004. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 28, 2004, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

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

     During the twelve year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 28, 2004.







     During the fiscal period ended March 31, 2004, the Company continued to experience severe cash flow difficulties which have continued into the 2005 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2004 of approximately $271,991.

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

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through June 28, 2004.

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

PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Exhibits to Form 10-KSB

     Exhibits filed with this Report are incorporated by reference and set forth below:

     Exhibit 31: Entitled "Certificate of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002".

     Exhibit 32: Entitled "Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002".

     The financial statement information required by this portion of Item 13 is submitted as a separate section at the rear of this Report entitled "Independent Auditors' Report".

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2004.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and March 31, 2003 and for the quarterly financial statements on Form 10-QSB were $5,950 and $5,750, respectively. There were no other fees charged to the Company by HJ & Associates.

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     None.

                          Exhibit "31"

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


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2004
Salt Lake City, Utah









EXHIBIT "32"

CERTIFICATION PURSUANT TO
      18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: June 28, 2004
























SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2004
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 28, 2004
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             June 28, 2004
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             June 28, 2004
  Michael M. Cannon














STANDARD ENERGY CORP ORATION
AND SUBSIDIARIES

                          CONSOLIDATED FINANCI          AL STATEMENTS

                          March 31, 2004










































C O N T E N T S



Independent Auditors Report................................  3

Consolidated Balance Sheet.................................  4

Consolidated Statements of Operations......................  6

Consolidated Statements of Stockholders Equity (Deficit)...  7

Consolidated Statements of Cash Flows......................  8

Notes to the Consolidated Financial Statements.............  9
































INDEPENDENT AUDITORS            ' REPORT


The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has had no significant operating results to date and has a working capital deficit of $459,000, which together raises substantial doubt about its ability to continue as a going concern. Management s plans with regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
June 15, 2004

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance        Sheet (Continued)

                          ASSETS

                                                      March 31,
CURRENT ASSETS                                           2004

  Cash                                               $       917

    Total Current Assets                                     917

PROPERTY AND EQUIPMENT, net (Note 2)                      12,232

OTHER ASSETS

  Cash surrender value   life insurance                      808
  Oil and gas leases held for resale (Note 3)             42,043
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                    67,851

    TOTAL ASSETS                                     $    81,000

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable and accrued expenses              $    33,945
  Revolving line of credit (Note11)                       82,815
  Note payable (Note 10)                                   3,712
  Note payable - related party (Note 5)                  271,992

    Total Current Liabilities                            392,464

LONG TERM DEBT

  Note payable (Note 10)                                   8,658

    Total Long Term Debt                                   8,658

      Total Liabilities                                  401,122














                          STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance        Sheet (Continued)

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS EQUITY (DEFICIT)

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             -
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 120,836,974 shares
   issued and outstanding                              1,208,369
  Additional paid-in capital                           7,961,073
  Treasury stock                                         (83,253)
  Accumulated deficit                                 (9,406,311)

    Total Stockholders  Equity (Deficit)                (320,122)

    TOTAL LIABILITIES AND STOCKHOLDERS
    EQUITY (DEFICIT)                                 $    81,000






























The accompanying notes are an integral part of these consolidated financial statements


STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nt of Operations



                                           For the Years Ended
                                                 March 31,
                                             2004         2003

REVENUES

  Oil and gas information services      $     5,400  $     6,450
  Oil and gas leasehold interests                 -        9,447
  Oil and gas lease royalties                97,030       27,763

    Total Revenues                          102,430       43,660

EXPENSES

  Oil and gas information services            3,271        3,271
  Depreciation, depletion/amortization        5,664        5,664
  General and administrative                103,676      242,880

    Total Expenses                          103,676      251,735

OPERATING LOSS                               (1,246)    (208,075)

OTHER INCOME (EXPENSE)

  Gain on Leasehold held for resale               -       70,390
  Interest and other income                  31,136        2,302
  Interest expense                          (31,624)     (55,740)

    Total Other Income (Expense)               (488)      16,952

NET LOSS                                $    (1,734) $  (191,123)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    120,836,974  114,800,855












The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended      March 31, 2004 and 2003



       Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares
 Amount       Capital        Deficit


Balance, March 31, 2001
               1,037,420   $  (83,253)   105,851,974   $
1,058,519   $ 7,523,073   $ (8,984,919)

Common stock cancelled           0            0        (15,000)
     (150)            0              0


Common stock issued for
 payment on note payable
 and accrued interest
 related party at $0.02
 per share                       0            0     15,000,000
150,000       300,000              0


Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        44,000              0

Net loss for the year
 ended March 31, 2003
                                 0            0              0
      0             0       (191,123)

Balance, March 31, 2003
                         1,037,420      (83,253)   120,836,369
1,208,369     7,911,073     (9,404,577)
Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        50,000              0
Net loss for the year
 ended March 31, 2004            0            0              0
        0             0         (1,734)

Balance, March 31, 2004  1,037,420  $   (83,253)   120,836,974
$ 1,208,369   $ 7,961,073   $ (9,406,311)

The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nt of Cash Flows


                                            For the Years Ended
                                                 March 31,
                                              2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $   (1,734) $ (191,123)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation, depletion and
      amortization                             3,660       5,664
     Gain on Leasehold held for resale             -     (70,390)
     Common stock cancelled                        -        (150)
     Common stock issued for services
      -related party                               -     150,000
     Contributed capital for services
      rendered by an officer                  50,000      44,000
   Changes in assets and liabilities:
     Increase in accounts payable and
      accrued expenses                       (21,276)     42,752
     Increase in deferred lease income          (942)     (4,266)
     Net Cash Used by Operating Activities    29,708     (23,513)

CASH FLOWS FROM INVESTING ACTIVITIES

Gain on Leasehold held for resale                  -     100,000
Cash value   life insurance                    4,893      (4,028)

Net Cash Provided (Used) by Investing
  Activities                                   4,893      95,972

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable
 - related parties                           (42,400)   (132,000)
Proceeds from notes payable
 - related parties                            23,500      53,500
Net change to line of credit                 (15,657)      4,936

Net Cash Provided (Used) by Financing
Activities                                   (34,557)    (73,564)
NET DECREASE IN CASH                              44      (1,105)

CASH AT BEGINNING OF YEAR                        873       1,978

CASH AT END OF YEAR                       $      917  $      873




The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme  nt of Cash Flows (Continued)


                                            For the Years Ended
                                                 March 31,
                                              2004        2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $        -  $   12,249
  Income taxes                            $        -  $        -

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Vehicle acquired through note payable   $        -  $   18,556
  Common stock issued for payment on note
  payable and accrued interest
     related party                        $        -  $  450,000
  Contributed capital for services
   rendered by an officer                 $   50,000  $   44,000
  Common stock issued for services
     related party                        $        -  $  150,000




























The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2004 and 2               003


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










STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2004 and 2               003

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

Net deferred tax assets consist of the following components as of March 31, 2004 and 2003:
                                               2004        2003
Deferred tax assets
  NOL Carryover                           $ (771,750) $ (802,870)
  Contribution Carryover                      (4,311)     (4,311)
  Total Deferred Tax Asset                         -           -

Deferred tax liabilities:                          -           -
Valuation allowance                          776,061     807,181

Net deferred tax asset                    $        -  $        -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2004 and 2003 due to the following:

                                               2004        2003

Book income                               $     (675) $  (16,040)
Services                                      19,500      17,160
Contribution carryover                             -      (1,065)
Other                                         12,293         (55)
NOL Utilization                              (31,118)          -
Valuation allowance                                -           -

                                          $        -  $        -

At March 31, 2004, the Company had net operating loss carryforwards of approximately $2,058,000 that may be offset against future taxable income from the year 2004 through 2023. No tax benefit has been reported in the March 31, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                   For the Year Ended
                                     March 31, 2004
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $     (1,734)   120,836,974   $    (0.00)

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



              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2004 and 2003

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2004:

           Vehicle                                    $   18,556
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       418,308
             Less: accumulated depreciation             (406,076)

             Total                                    $   12,232

Depreciation expense for the years ended March 31, 2004 and 2003 was $3,660 and $5,664, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2004, the Company was holding of oil and gas leases for resale with a cost basis of $42,043.

During the year ended March 31, 2003, the Company sold its interest in a lease located in Montana for $100,000. The Company's basis was $29,610 which resulted in a gain on sale of $70,390.

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







              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2004 and 2003

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company signed a $50,000 note payable to Trachyte on March 31, 1998 related to funds advanced to the Company. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as additional funds have been advanced. On July 31, 2002, the Company issued 15,000,000 shares of its common stock for payment on this note payable and accrued interest totaling $300,000. The shares were issued at a discount of $0.01 to market value. Accordingly, compensation expense in the amount of $150,000 (15,000,000 x $0.01) was recognized upon issuance of the shares.
On August 1, 2002, the Company cancelled the original note payable and issued a new note payable for remaining balance of $311,395. The new note also bears interest at 12%, is due on demand and is unsecured. The principal balance due at March 31, 2004 was $220,095 plus accrued interest of $51,901.

During the years ended March 31, 2004 and 2003, an officer of the Company contributed services valued at $50,000 and $44,000, respectively, which is recorded as an increase in additional paid-in capital.

NOTE 6 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have been caused primarily from the Company's investment in Biomass International, Inc. (a development stage company) and significantly reduced revenues from sales of its oil and gas leasehold interests and information services. Because of the currently depressed conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales



              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2004 and 2003

related to its oil and gas businesses. However, management can STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2004 and 2003 give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004.

NOTE 8 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:
                                              2004        2003
Revenues
  Oil and gas information services        $    5,400  $    6,450
  Oil and gas leasehold interests                  -       9,447
  Oil and gas leases royalties                97,030      27,763
                                          $ 102,430   $   43,660
Operating Loss
  Oil and gas information services        $    2,014  $    3,179
  Oil and gas leasehold interests                  -           -
  Oil and gas royalties                       97,030      27,763
  Corporation and investment                 (100,290)   (239,017)
                                          $   (1,246)  $(208,075)
Identifiable Assets
   Oil and gas leases held for resale     $   42,043  $   42,043
   Pledged drilling bonds                     25,000      25,000
   Corporation and investment                 13,957      22,466
                                          $   81,000  $   89,509

Depreciation, Depletion and Amortization
 Corporation and investment               $    3,660  $    5,664


              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2004 and 2003

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2004 and 2003 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.

NOTE 9 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2004, the Company adopted the following accounting pronouncements which had no impact on the financial statement or results of operations:

     - SFAS No. 143, Accounting for Asset Retirement Obligations;
     - SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;
     - SFAS No. 146, Accounting for Exit or Disposal Activities;
     - SFAS No. 147, Acqusitions of certain Financial
       Institutions;and
     - SFAS No. 148, Accounting for Stock Based Compensation.
     - SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
     - SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended March 31, 2004, FASB
Interpretations No. 45 and No. 46, along with various Emerging
Issues Task Force Consensuses (EITF) were issued and adopted by the Company and has no impact on its financial statements.

NOTE 10 - NOTE PAYABLE

    Note payable to vehicle financing agency,
    bearing no interest, monthly payments of
    $309, secured by vehicle                       $    12,370

    Less current portion                                (3,712)

    Long Term portion                              $     8,648







STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2004 and 2003


    Future maturities of long term debt are as follows:

                       For the year ended
                            March 31,

                             2005               $    3,712
                             2006                    3,712
                             2007                    3,712

                             2008                    1,234

                              Total             $   12,370

NOTE 11 - REVOLVING LINES OF CREDIT

     Line of credit due to Wells Fargo
     Business currently in default,
     bearing interest at 8.0%, unsecured.       $   67,825

     Line of credit due to American Express,
     Bearing interest at 9.49%, variable
     monthly payments, unsecured                    14,990

                                                y$   82,815