Form 10QSB
period 2004-06-30
STANDARD ENERGY CORP
filed 2004-08-10
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2004

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

     Common Stock outstanding at August 10, 2004: 120,836,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None




                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2004

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                June 30, 2004 and March 31, 2003..................    3
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2004 and 2003......................    5
             Consolidated Statements of Cash Flows -
                For the three months ended
                ended June 30, 2004 and 2003......................    6
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   9
             Financial Condition...................................  10
             Plan of Operation.....................................  11
             Inflation.............................................  12
             Recent Accounting Pronouncements......................  12
             Government Regulations................................  12
             Management's Conflicts of Interest....................  12
             Transactions with Management and Others...............  13
             Research and Development of the Biofuels Technology...  13
             Forward Looking Statements............................  14
     Item 3. Controls and Procedures...............................  15

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  15
     Item 2. Changes in Securities.................................  15
     Item 3. Defaults upon Senior Securities.......................  15
     Item 4. Submission of Matters to a Vote of Security Holders...  15
     Item 5. Other Information.....................................  15
     Item 6. Exhibits..............................................  15
     Signature Page................................................  16
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  16
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  18



PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS


                                                    June 30        March 31
                                                      2004           2004
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $    1,174      $      917

    Total Current Assets                                1,174             917

PROPERTY AND EQUIPMENT, net                            11,317          12,232

OTHER ASSETS

  Cash surrender value - life insurance                   808             808
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 67,851          67,851

    TOTAL ASSETS                                   $   80,342      $   81,000


















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                               June 30       March 31
                                                 2004          2004
                                              (Unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $   33,945       $  33,945
  Note Payable                                    3,700           3,712
  Revolving lines of credit                      91,699          82,815
  Notes payable and accrued interest
      - related party                           267,189         271,992

   Total Current Liabilities                    396,533         392,464

LONG TERM DEBT

  Note payable                                    7,742           8,658

    Total Long Term Debt                          7,742           8,658

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     120,836,974 shares issued and
     outstanding                              1,208,369       1,208,369
  Additional paid-in capital                  7,973,573       7,961,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,422,622)     (9,406,311)

    Total Stockholders' Equity (Deficit)       (323,933)       (320,122)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   80,342      $   81,000






The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the       For the
                                                  Three Months  Three Months
                                                      Ended          Ended
                                                    June 30,        June 30,
                                                      2004            2003

REVENUES

  Oil and gas information services                 $    1,200      $    1,350
  Oil production                                       13,840          26,586
  Rental income                                             0             942

    Total Revenues                                     15,040          28,878

EXPENSES

  Oil and gas information services                        979             144
  Oil and gas leasehold interests                         240               0
  Depreciation, depletion and amortization                915             915
  General and administrative                           22,599          24,489

    Total Expenses                                     24,733          25,548

OPERATING INCOME (LOSS)                                (9,693)          3,330

OTHER INCOME (EXPENSE)

  Interest and other income                               213             205
  Interest expense                                     (6,831)         (9,642)

    Total Other Income (Expense)                       (6,618)         (9,437)

NET LOSS                                           $  (16,311)     $   (6,107)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,836,974     120,836,974






The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Three   For the Three
                                                  Months Ended    Months Ended
                                                    June 30,        June 30,
                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (16,311)     $   (6,107)
  Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization             915            915
     Contributed capital for services
      rendered by an officer                           12,500         12,500
  Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                                  0         (5,664)
     (Decrease) in deferred lease income                    0           (942)
        Net Cash Provided by (Used by)
        Operating Activities                           (2,896)           702

CASH FLOWS FROM INVESTING ACTIVITIES                        0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable - related party           (32,000)       (12,000)
  Proceeds from notes payable - related party          27,197         19,000
  Net change to lines of credit & notes payable         7,956         (7,382)
    Net Cash Provided by (Used by)
     Financing activities                               3,153           (382)

NET INCREASE (DECREASE) IN CASH                           257            320

CASH AT BEGINNING OF PERIOD                               917            873

CASH AT END OF PERIOD                             $     1,174      $   1,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $       634      $   2,237
     Income Taxes                                           0              0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                     12,500      $  12,500





The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2004
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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



                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended June 30, 2004 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2005 fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel. (See "Research and Development of the Biofuels Technology" below)

     As a result of its R&D efforts, and after working with its engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (the "Mayfair Project"). The Mayfair Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

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




Results of Operations

     The Company realized revenues of approximately $15,000 for the three-month period ended June 30, 2004, compared with approximately $28,800 for the corresponding period ended June 30, 2003. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were no revenues from oil and gas leasehold sales for the three-month period ended June 30, 2004, and none for the corresponding period ended June 30, 2003. There were no leasehold sales due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $1,200 for the three-month period ended June 30, 2004, compared with approximately $1,300 for the corresponding period ended June 30, 2003. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $13,800 for the three-month period ended June 30, 2004, compared to approximately $26,500 for the corresponding period ended June 30, 2003. Oil production revenues change as a result of uncertain world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of $240 for the three-month period ended June 30, 2004, compared to approximately zero for the comparable period ended June 30, 2003. Expenses associated with the Company's geologic information services were approximately $979 for the three-month period ended June 30, 2004, compared to approximately $144 for the comparable period ended June 30, 2003. Expenses associated with the Company's oil production and exploration activities were zero for the three-month period ended June 30, 2004, due to the abandonment of field operations. There were no costs for the comparable period ended June 30, 2003, due to the Company's exploration inactivity. General and administrative expense for the three-month period ended June 30, 2004 were approximately $22,600, compared to approximately $24,400 for the comparable period ended June 30, 2003. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     The Company's net loss for the 2004 fiscal three-month period ended June 30, 2004 was approximately $16,300, compared to approximately $6,100 for comparable 2004 fiscal period and it expects to operate at a loss for the remainder of the 2005 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2005, nor does it expect significant leasehold sales in the foreseeable future, unless recent high prices for crude oil and natural gas stay at current levels, domestic oil industry activites could substantially improve resulting in possible future leasehold sales.

     The Company has available at March 31, 2004, unused tax operating loss carry forward of approximately $2,276,015 that may be applied against future taxable income through 2023. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 13,000 net acres at June 30, 2004, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,276,015 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

     Due to the proposed issuance of additional shares of Biomass to the unrelated third-party purchaser, the Company does not expect to hold in excess of 5% of the common stock of Biomass upon completion of the transaction and expects to recover little, if any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At August 10, 2004, the Biomass shares had no value at a bid price of $0.00 and asked $0.000 on the electronic OTC Pink Sheet market system. With little or no volume on a daily basis, sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the period ended June 30, 2004, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed two credit cards up to $92,000 with an outstanding balance of approximately $91,699 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $209,095, plus interest of $58,093 for a total of $267,188 at the period ended June 30, 2004. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". The Company also has a note payable to GMAC totalling $12,678 at June 30, 2004, resulting from the purchase of a 2002 Saturn automobile that Mr. Rowell drives. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at June 30, 2004.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 30, 2004, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     During past fiscal periods Rowell elected to sell stock in the Company, due to limited corporate cash flow to partially compensate Rowell in absence of a salary. Rowell will continue to serve the Company as determined by the Board of Directors without salary or employment agreement. The Company recorded $12,500 as an increase to additional paid-in-capital for services contributed to the Company during the quarter ended June 30, 2004. Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the 12-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of June 30, 2004.

     During the period ended June 30, 2004, the Company continued to experience severe cash flow difficulties which have continued into the 2005 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at June 30, 2004 of approximately $267,188. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended June 30, 2004.

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

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through August 10, 2004.

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




                                PART 1 - ITEM 3

                            CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

          Standard Energy's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of August 10, 2004, and they concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls.

          There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to August 10, 2004.

PART II - OTHER INFORMATION

                                    Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2004.

          Exhibit "31" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit "32" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.













SIGNA  TURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: August 10, 2004




                                   Exhibit 31

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date  August 10, 2004














                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  August 10, 2004