Form 10QSB
period 2004-12-31
STANDARD ENERGY CORP
filed 2005-02-08
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2004

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

     Common Stock outstanding at February 8, 2005: 120,936,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None




                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2004

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:
             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2004 (unaudited) and
                March 31, 2004.....................................   3
             Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2004 and 2003 (unaudited).......   5
                For the three months
                ended December 31, 2004 and 2003 (unaudited).......   6
             Consolidated Statements of Cash Flows -
                For the nine months ended
                ended December 31, 2004 and 2003 (unaudited).......   7

             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  13
             Management's Conflicts of Interest....................  13
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  14
             Forward Looking Statements............................  15
     Item 3. Controls and Procedures...............................  16

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  16
     Item 2. Changes in Securities.................................  16
     Item 3. Defaults upon Senior Securities.......................  16
     Item 4. Submission of Matters to a Vote of Security Holders...  16
     Item 5. Other Information.....................................  16
     Item 6. Exhibits..............................................  16
     Signature Page................................................  17
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  17
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  19
PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS


                                                   December 31      March 31
                                                      2004            2004
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $    1,888      $      917

    Total Current Assets                                1,888             917

PROPERTY AND EQUIPMENT, net                             9,487          12,232

OTHER ASSETS

  Cash surrender value - life insurance                   808             808
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 67,851          67,851

    TOTAL ASSETS                                   $   79,226      $   81,000


















The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                              December 31     March 31
                                                 2004           2004
                                              (Unaudited)

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $   33,945       $  33,945
  Note Payable                                    3,700           3,712
  Revolving lines of credit                      98,301          82,815
  Notes payable and accrued interest
      - related party                           264,406         271,992

   Total Current Liabilities                    400,352         392,464

LONG TERM DEBT

  Note payable                                    5,886           8,658

    Total Long Term Debt                          5,886           8,658

   TOTAL LIABILITIES                            406,238         401,122

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     120,936,974 and 120,836,974 shares
     issued and outstanding                   1,209,369       1,208,369
  Additional paid-in capital                  7,998,573       7,961,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,451,701)     (9,406,311)

    Total Stockholders' Equity (Deficit)       (327,012)       (320,122)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   79,226      $   81,000




The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the        For the
                                                  Nine Months      Nine Months
                                                      Ended          Ended
                                                     Dec 31,        Dec 31,
                                                      2004            2003

REVENUES

  Oil and gas information services                 $    3,900      $    4,050
  Oil production                                       53,783          77,266

    Total Revenues                                     57,683          81,316

EXPENSES

  Oil and gas information services                      3,368           1,980
  Oil and gas leasehold interests                         240               0
  Depreciation, depletion and amortization              2,745           2,745
  General and administrative                           83,454          73,033

    Total Expenses                                     89,807          77,758

OPERATING INCOME (LOSS)                               (32,124)          3,558

OTHER INCOME (EXPENSE)

  Gain on settlement of debt                                0          30,276
  Interest and other income                             7,083           1,343
  Interest expense                                    (20,349)        (24,617)

    Total Other Income (Expense)                      (13,266)          7,002

NET LOSS                                           $  (45,390)     $   10,560

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,840,810     120,836,974






The accompanying notes are an integral part of these consolidated financial statements.
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     For the        For the
                                                  Three Months    Three Months
                                                      Ended          Ended
                                                     Dec 31,        Dec 31,
                                                      2004            2003

REVENUES

  Oil and gas information services                 $    1,650      $    1,500
  Oil production                                       21,451          19,924

    Total Revenues                                     23,101          21,424

EXPENSES

  Oil and gas information services                        932             850
  Oil and gas leasehold interests                           0               0
  Depreciation, depletion and amortization                914             915
  General and administrative                           29,078          26,046

    Total Expenses                                     30,924          27,811

OPERATING INCOME (LOSS)                                (7,823)         (6,387)

OTHER INCOME (EXPENSE)

  Gain on settlement of debt                                0          30,276
  Interest and other income                               142             (23)
  Interest expense                                     (6,717)         (7,307)

    Total Other Income (Expense)                       (6,575)         22,946

NET INCOME (LOSS)                                  $  (14,398)     $   16,559

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    120,852,191     120,836,974






The accompanying notes are an integral part of these consolidated financial statements.

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  For the Nine   For the Nine
                                                  Months Ended   Months Ended
                                                   December 31,  December 31,
                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (45,390)     $  10,560
  Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           2,745          2,745
     Contributed capital for services
      rendered by an officer                           37,500         37,500
  Gain on settlement of debt                                0        (30,276)
  Changes in assets and liabilities:
     (Decrease) in accounts payable
      and accrued expenses                                  0          4,119
     (Decrease) in deferred lease income                    0           (942)
        Net Cash Provided by (Used by)
        Operating Activities                           (5,145)        23,706

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Value - Life Insurance                               0          4,893
  Net Cash Flows Provided By Investing
        Activites                                           0          4,893

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issuance                                        1,000              0
  Payments on notes payable - related party           (36,586)       (40,200)
  Proceeds from notes payable - related party          29,000         20,000
  Net change to lines of credit & notes payable        12,702         (8,647)
    Net Cash Provided by (Used by)
     Financing activities                               6,116        (28,847)

NET INCREASE (DECREASE) IN CASH                           971          (248)

CASH AT BEGINNING OF PERIOD                               917            873

CASH AT END OF PERIOD                             $     1,888      $     625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $     1,735      $       0
     Income Taxes                                           0              0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                     37,500      $  37,500

The accompanying notes are an integral part of these consolidated financial statements.
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2004
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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



                               PART I - ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended December 31, 2004 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

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

     There can be no assurance that the required capital will be available to construct the Mayfair Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct the Mayfair Project. There have been no expenses incurred for the Mayfair Project during the period ended December 31, 2004.





Results of Operations

     The Company realized revenues of approximately $57,500 for the nine-month period ended December 31, 2004, compared with approximately $81,000 for the corresponding period ended December 31, 2003. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations and loans from related parties and lines of credit.

     There were no revenues from oil and gas leasehold sales for the nine-month period ended December 31, 2004, and none for the corresponding period ended December 31, 2003. There were no leasehold sales due to the Company's exploration inactivity. Revenues from the sale of the Company's geologic information services were approximately $3,900 for the nine-month period ended December 31, 2004, compared with approximately $4,000 for the corresponding period ended December 31, 2003. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $53,700 for the nine-month period ended December 31, 2004, compared to approximately $77,000 for the corresponding period ended December 31, 2003. Oil production revenues change as a result of uncertain world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of $240 for the nine-month period ended December 31, 2004, compared to approximately zero for the comparable period ended December 31, 2003. Expenses associated with the Company's geologic information services were approximately $3,300 for the nine-month period ended December 31, 2004, compared to approximately $1,900 for the comparable period ended December 31, 2003. Expenses associated with the Company's oil production and exploration activities were zero for the nine-month period ended December 31, 2004, due to the abandonment of field operations. There were no costs for the comparable period ended December 31, 2003, due to the Company's exploration inactivity. General and administrative expense for the nine-month period ended December 31, 2004 were approximately $83,400, compared to approximately $73,000 for the comparable period ended December 31, 2003. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     The Company's net loss for the 2005 fiscal nine-month period ended December 31, 2004 was approximately $45,390, compared to a gain of approximately $10,560 for comparable 2004 fiscal period and it expects to operate at a loss for the remainder of the 2005 fiscal period, due to continued R&D costs incurred for the Mayfair Project, and costs related to its oil and gas business. (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2005, nor does it expect significant leasehold sales in the foreseeable future. But, due to recent high prices for crude oil and natural gas, it is possible future leasehold sales and domestic oil industry activites could substantially improve.

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

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 13,000 net acres at December 31, 2004, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of the Mayfair Project. Other assets are; (4) the $2,276,015 tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year R&D effort.

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

     For the period ended December 31, 2004, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company:
(1) He has guaranteed two credit cards up to $99,000 with an outstanding balance of approximately $98,301 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of approximately $193,895 plus interest of $70,511 for a total of $264,406 at the period ended December 31, 2004. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving line of credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - related parties". The Company also has a note payable to GMAC totalling $9,586 at December 31, 2004, resulting from the purchase of a 2002 Saturn automobile that Mr. Rowell drives. (See "Consolidated Financial Statements" above).

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for the Mayfair Project at December 31, 2004.

     On December 17, 2004 due to the Company's continued cash flow difficulties, the Company issued 100,000 newly issued shares of the Company's common stock investment shares at $0.01 per share to James R. Jones, one unrelated third party, in exchange for $1,000 cash.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At December 31, 2004, Mr. Rowell beneficially owned approximately 54% of the common stock of the Company and 100% of the common stock of Trachyte.




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

Transactions with Management and Others

     During past fiscal periods Rowell elected to sell stock in the Company, due to limited corporate cash flow to partially compensate Rowell in absence of a salary. Rowell will continue to serve the Company as determined by the Board of Directors without salary or employment agreement. The Company recorded $12,500 as an increase to additional paid-in-capital for services contributed to the Company during the quarter ended December 31, 2004. Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the 12-year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of the Mayfair Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for the Mayfair Project as of December 31, 2004.

     During the period ended December 31, 2004, the Company continued to experience severe cash flow difficulties which have continued into the 2005 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at December 31, 2004 of approximately $264,406. Neither Rowell nor Trachyte received any common stock in exchange for debt forgiveness during the period ended December 31, 2004.

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

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for the Mayfair Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing the Mayfair Project with the Scales Group through February 8, 2005.

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

                                PART 1 - ITEM 3

                            CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

          Standard Energy's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of February 8, 2005, and they concluded that these controls and procedures are effective.

     (b) Changes in Internal Controls.

          There are no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to February 8, 2005.

PART II - OTHER INFORMATION

                                    Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Administrative Action.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2004.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 8, 2005




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

Date  February 8, 2005














                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  February 8, 2005