Form 10KSB
period 2005-03-31
STANDARD ENERGY CORP
filed 2005-06-30
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2005
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

The Issuer's revenue for the fiscal year ended March 31, 2005 was approximately $76,147.


                              1
As of June 28, 2005, 150,036,974 shares of the Issuer's common stock were issued and outstanding of which 52,848,761 shares were held by non-affiliates. As of June 28, 2005, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.04 bid, was approximately $2,113,950.

TABLE OF CONTENTS
                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4

  Geologic Information Services.........................   6
  Overriding Royalty Interests..........................   7
  Competition...........................................   7
  Research and Development of the Biofuels Technology...   8
  Government Regulations................................   8
  Insurance.............................................   9
  Environmental Matters.................................   9
  Employees.............................................   9
Item 2. PROPERTIES......................................   9
  Headquarters..........................................   9
  Oil and Gas Leaseholds................................  10
Item 3. LEGAL PROCEEDINGS...............................  10
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  10

PART II.................................................  11

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  11
  Price Range of Common Stock...........................  11
  Approximate Number of Equity Security Holders.........  11
  Dividends.............................................  12
  Shares Issued in Unregistered Transactions............  12
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  13
  General...............................................  13
  Results of Operations.................................  14
  Financial Condition...................................  15
  Plan of Operation.....................................  17
  Inflation.............................................  18
  Recent Accounting Pronouncements......................  17
  Off-Balance Sheet Arrangements........................  18
  Management's Conflicts of Interest....................  18
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  18
Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.............  19


                              2
Table of Contents Continued

PART III................................................  19
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  19
  Identification of Directors and Executive Officers....  19
  Significant Employees.................................  20
  Family Relationships..................................  21
  Other Involvement in Certain Legal Proceedings........  21
  Administration Actions................................  21
  Compliance with Section 16(a).........................  21
  Code of Ethics........................................  21
  Audit Committee Financial Reports.....................  21
Item 10. EXECUTIVE COMPENSATION.........................  22
  Summary Annual Compensation Table.....................  22
  Compensation Pursuant to Plans........................  22
  Other Compensation....................................  22
  Compensation of Directors.............................  23
  Termination of Employment and Change of Control
    Arrangements........................................  23
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  23
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  23
  Transactions with Management and Others...............  23
  Forward Looking Statements............................  24
  Indebtedness of Management............................  25
  Parents of Company....................................  25

PART IV.................................................  25

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  25
    Exhibits to Form 10-KSB.............................  25
    Reports to Form 8-K.................................  25
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  26

    Exhibit 30..........................................  27
    Exhibit 31..........................................  28
    Exhibit 32 Chief Executive Officer Certification....  30
    Reports on Form 8-K.................................  30
SIGNATURE PAGE..........................................  31
FINANCIAL STATEMENTS....................................  32










                              3
PART I

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

     Fundamentally, the Company has three principal businesses.
They are its traditional oil and gas lease activities, its royalty holdings and its Biofuels Project.

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell ("Rowell"), is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Rowell's 40+ years of experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2005, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")


                              4
     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2005 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,465           2,207
               Wyoming             1,243           1,243
               Total               4,708           3,450

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross (5,000) net acres at fiscal year ended March 31, 2005. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Oil and gas activities".

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2005 and 2004, revenues from oil and gas lease royalties during such period were approximately $71,300 and $97,000 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")



                              5
     The Company's oil and gas leasehold inventory remains at approximately 8,000 net acres at the year ended March 31, 2005, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in oil and gas activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2005 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2005 and 2004 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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





                              6
     The geologic and other information which PIC makes available through its reporting services is obtained from different sources, including PIC's internal files which contain well and land oil and gas exploration data on a historical basis in the nine-state area comprising the Rocky Mountain region. Such data is interpreted and summarized by PIC's part-time in-house geologists and landmen. The information which PIC makes available for sell to subscribers is also used internally to determine which parcels of land the Company would be interested in make competitive offers on.

     PIC, through a wholly-owned subsidiary, also provides oil and gas mapping services with respect to properties located throughout the Rocky Mountain region. PIC prepares base survey and geologic maps on various scales, reflecting significant oil and gas well drilling activity in a particular area.

     During the Company's two fiscal years ended March 31, 2005 and 2004, revenues contributed to the Company's consolidated revenues by PIC were approximately $4,800 and $5,400, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Overriding Royalty Interests

     The Company retains a royalty interest, ranging from 1% to 6% in substantially all leaseholds which it has resold. The Company receives substantial all its current earnings from retained royalty interests in resold leaseholds. Since the upturn in the oil and gas prices worldwide, the Company has seen an increase in its revenues for its royalty interests and forecast increased income in the future from third-party leasehold developed since 1995. The majority of the leases acquired by the Company are leaseholds granted by the BLM subject to a 12-1/2% gross royalty interest in favor of the federal government's BLM.

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

                              7
Research and Development of the Biofuels Technology

     Fundamentally, the Company has three principal businesses. They are its traditional oil and gas lease and information activities, its royalty holdings and its investment over 20 years in Research and Development ("R&D") on its Biofuels Project. The Company continues to research and develop its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel.

      The Company's former Biofuels Research Center provided the Company with sufficient data to design and construct an 8-Module design for a Biofuels Project for the 100% recycle solution to the disposal of Municipal Waste. The 8-Module proprietary design package data is available to entities expressing a written desire to invest funds in a Biofuels Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.

     A Biofuels Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

     The Company is pursuing financing ideas through its wholly-owned subsidiaries. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on a Biofuels Project were not finalized or completed as of June 28, 2005.

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




                              8
     There can be no assurance that either the states or the federal government would not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

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

Employees

     As of June 28, 2005, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

Item 2.  PROPERTIES

Headquarters

     The Company's executive offices are located in a 2,500 square foot building. The premises are on a month to month payment from a non-affiliated party, at an annual rental of approximately $18,000 per year. Management is of the opinion that such cost is comparable to or below normal rates in the area and believes that such facilities are adequate for the Company needs in the proximate future.








                              9
Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2005 was approximately as follows:

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

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2005.






























                              10
PART II

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2004
     First Quarter  ..........    $  0.02        $  0.01
     Second Quarter ..........       0.11           0.02
     Third Quarter  ..........       0.05           0.01
     Fourth Quarter ..........       0.04           0.02
          Fiscal Year 2005
     First Quarter  ..........    $  0.03        $  0.02
     Second Quarter ..........       0.05           0.02
     Third Quarter  ..........       0.03           0.01
     Fourth Quarter ..........       0.03           0.01
          Fiscal Year 2006
     First Quarter  ..........    $  0.03        $  0.09
      (through June 28, 2005)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 28, 2005

Common Stock, par value $0.01 per share:         1,500
Preferred Stock, par value $0.01 per share:      None Issued

     As of June 28, 2005, there were 150,036,974 shares of common stock outstanding and approximately 1,500 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.






                              11
Dividends

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

Shares Issued in Unregistered Transactions

     The Company issued common stock in unregistered transactions from 2002 through 2005. All common stock issued was issued in non registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in 2005 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common sock issued were as follows:

Fiscal Year 2004

     There were no common shares issued in 2004.

Fiscal Year 2005

     On December 17, 2004, James R. Jones bought 100,000 newly issued shares of the Company's common stock at $0.01 per share in exchange for $1,000 cash. These share are to be held for investment purposes.

     On February 10, 2005, Trachyte agreed to accept 29,000,000 newly issued shares of the Company's common stock in exchange for $290,000 of partial debt settlement of cash loans to the Company through February 9, 2005 and to accept a replacement note for the balance owed to Trachyte in the amount of $10,258 with interest at 12% per annum dated February 10, 2005. The shares were issued at $0.01 per share, which was the closing market bid price on February 9, 2005. The shares are required to be held for at least two years for investment purposes.

     On March 1, 2005 the Company entered into a Heads of Agreement ("HOA") with Trachyte to purchase approximately 75 acres of land owned by Trachyte for $375,000 to be paid for in common shares at $0.01 per share totalling 37,000,000 shares. The Company intends to use the land to construct a Biofuels Project. (See Managements Discussion).




                              12
     On March 4, 2005, Marc C. Wallace bought 100,000 newly issued shares of the Company's common stock at $0.01 per share in exchange for $1,000 cash. These share are to be held for investment purposes.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, primarily with the intent of reselling such leaseholds to third-parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the BLM leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming.

     Fundamentally, the Company has three principal businesses.
They are its traditional oil and gas lease activities, its royalty holdings and its Biofuels Project.

     During the 2005 fiscal period, the Company continues to research and develop its biofuels technologies for the recycle of ordinary MSW, garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of celmat materials believed by the Company to be convertible into electric power and ethanol transportation fuel.

     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste ("Biofuels Project"). A Biofuels Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project. Expenses incurred for a Biofuels Project would be accounted for under line item "Biofuel Project Costs".







                              13
Results of Operations

     The Company realized revenues of approximately $76,100 for the fiscal year ended March 31, 2005, compared with approximately $102,400 for the corresponding period ended March 31, 2004. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the sale of the Company's oil and gas lease services were approximately $4,800 for the fiscal period ended March 31, 2005, compared with approximately $5,400 for the corresponding period ended March 31, 2004. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $71,300 for the fiscal period ended March 31, 2005, compared to approximately $97,000 for the corresponding period ended March 31, 2004. Oil production revenues are up as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas activities were approximately $4,700 for the fiscal period ended March 31, 2005, compared to approximately $3,300 for the comparable period ended March 31, 2004. General and administrative expense for the fiscal month period ended March 31, 2005 were approximately $48,798, compared to approximately $104,000 for the comparable period ended March 31, 2004. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous two year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Biofuel Project Costs" and were approximately $12,303 for the fiscal period ended March 31, 2005, compared to $12,049 for the comparable period ended March 31, 2004.

     The Company's net loss for the 2005 fiscal period ended March 31, 2005 was approximately $48,800, compared to approximately $1,700 for comparable 2004 fiscal period and it expects to operate at a loss for the 2005 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Biofuel Project Costs". (See "Consolidated Financial Statements")


                              14
     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2006, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain world crude oil and natural gas prices.

     The Company has available at March 31, 2005, unused tax operating loss carry forward of approximately $2,002,000 that may be applied against future taxable income through 2025. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

Financial Condition

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure a Biofuels Project financing would substantially alter management's assumptions as herein presented. (See "Consolidated Financial Statements").

     Revenue increased in the Company's overall oil and gas lease royalties are related to effects of the worldwide increase of crude oil prices.

     The Company had limited participation in the Leasing Programs for the year ended March 31, 2005, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 8,000 net acres at June 28, 2005, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.










                              15
     In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.

     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and a Biofuels Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     For the fiscal period ended March 31, 2005, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed one credit card up to approximately $76,000 with an outstanding balance of approximately $76,000 at the end of the period, currently in default, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte with an outstanding loan balance of $7,497 for the period ended March 31, 2005. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - Related party".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at June 28, 2005.




                              16
     On March 1, 2005 the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte, reserving to Trachyte all mineral rights. Trachyte under the agreement would sell the acreage to the Company for $375,000 representing approximately $5,000 per acre. The acreage would allow the Company to move forward on its Green River Utah Ethanol and Power Plant Project. The land is suitable for a power plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming natural gas and lignin as feedstocks. Under the HOA Trachyte has 120 days to record title in the Emery County Recorders office and upon document recording the Company will issue 37,500,000 shares of the Company's newly issued shares based on the purchase amount of $0.01 per share. These shares are to be held for at least a two year investment period and were unissued as of June 28, 2005.

Plan of Operation

     There have been no significant changes in capitalization or financial status during the past two years that are not reflected in the financial statements. The Company's plan of operation during the next twelve (12) months includes the following:

     1.   Pursue financing for a Biofuels Project.

     2. Continue R&D, testing Municipal Waste processing equipment and testing existing and newly developed cellulose enzymes.

     3.   Continue the design and development of a Biofuels
          Project into three businesses -- Municipal Waste recycle, ethanol fuel production and electric power generation.

     4. Pursue oil and gas lease acquisition with third party investors and investigate the possibility of entering into the wholesale electric power generation business.

     5.   Continue to receive royalty payments through

         its overriding royalty interests.

Inflation

     Inflation continues to apply moderate upward pressure on the cost of goods and services including those purchased by the Company. Management believes the net effect of inflation on operations has been minimal during the past two years.



                              17
Recent Accounting Pronouncements

     The recent accounting pronouncements adopted by the Company are referred to as Note 9 of the Financial Statements.

Off-Balance Sheet Arrangements

     The only off-balance sheet arrangement pending is an agreement entered into on March 1, 2005, by the Company whereby, the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte for $375,000 to be paid for in common shares at $0.01 per share totalling 37,000,000 shares. The Company intends to use the land to construct a Biofuels Project. (See Managements Discussion).

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 28, 2005, Mr. Rowell beneficially owned approximately 56% of the common stock of the Company and 100% of the common stock of Trachyte.

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












                              18
Item 8.   CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of Management, as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company disclosures controls and procedures (as defined in Rule 13a-14(c) and 25d-14(c) and 15d-14(c) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms.

(b)  Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based on part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       67       CEO/President/Chairman
     Pamela K. Nelson     47       Vice President/Secretary
     Michael M. Cannon    57       Director




                              19
     Dean W. Rowell has been Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer of the Company since its inception in April 1978 and was last elected by shareholders in 1996. Mr. Rowell has been involved in the oil and gas exploration and production industries for over 40 years. Prior to serving in his present capacities with the Company, he served as the president of a number of privately-held energy related companies. Mr. Rowell is also a director and President of the Company's wholly-owned subsidiaries, PIC, EnviroSystems and Biofuels. Mr. Rowell devotes approximately 90% of his time to the Company.

     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 29 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, and Biofuels, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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


                              20
Family Relationships

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

Code of Ethics

     The Company has not adopted a formal ethics policy for the Company's chief executive officer or senior financial officers, due to the Company's status as a Bulletin Board company with few management personnel. The Company believes its Board can successfully oversee and manage its existing officers and employees. However, the Company believes an ethics policy is important and intend to consider adopting such a policy in the future.

Audit Committee Financial Expert

     The Board of Directors have determined that the company does not require an audit committee financial expert serving on an audit committee, due to its status as a Bulletin Board company with few management personnel.










                              21
Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2005 $50,000(1)      -0-   $4,000     -0-    -0-
President/CEO   2004 $50,000(1)      -0-   $4,000     -0-    -0-
                2003 $44,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2005. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

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




                              22
Compensation of Directors

     Directors of the Company receive no compensation for services as such.

Termination of Employment and Change of Control Arrangements

     Not applicable.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 28, 2005, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)             83,467,113          56.0%

     Pamela K. Nelson               13,708,100           9.0%

     Michael M. Cannon                  13,000            .0%

     All Officers and Directors
       as a group                   97,188,213          65.0%
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









                              23
     During the twelve year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of June 28, 2005.

     During the fiscal period ended March 31, 2005, the Company continued to experience severe cash flow difficulties which have continued into the 2006 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2005 of approximately $7,497.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for a Biofuels Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing a Biofuels Project.

Forward Looking Statements

     The forgoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Act, which reflect Managements current views with respect to the future events and financial performance. The Company cautions that words used in this document such as "experts", "anticipates", "believes" and "may" as well as similar words and expressions identify and refer to statements describing events that may or may not occur in the future, including among other things, statements relating to anticipated growth and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop a Biofuels Project and to selectively acquire other companies. These forward-looking statements and the matters to which they refer to are subject to considerable risks and uncertainties that may cause actual results to be materially different from those described in this document, including, but not limited to future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national,




                              24

regional and local economic conditions. Actual results could differ materially from those addressed in the forward-looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Form 10-KSB report.

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

PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

Exhibits to Form 10-KSB

     Exhibits filed with this Report are incorporated by reference and set forth below:

     Exhibit 30:  Heads of Agreement between the Company and
Trachyte Oil Company, dated March 1, 2005.

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

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2005.







                              25
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of the Company annual financial statements included in the Company Annual Report on Form 10-KSB for the fiscal years ended March 31, 2005 and March 31, 2004 and for the quarterly financial statements on Form 10-QSB were approximately $7,600 and $5,950, respectively. There were no other fees charged to the Company by HJ & Associates. In addition, the Company paid Weaver & Call, L.C. an Independent CPA, approximately $3,000 for non-audit accounting services during the same period.

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     None.




































                              26
                               Exhibit "30"

                           TRACHYTE OIL COMPANY
                              P. O. Box 11206
                     Salt Lake City, Utah  84147-0206
                              (801) 364-9000

                              March 1, 2005
Standard Energy Corporation
Dean W. Rowell, President
447 Bearcat Drive
Salt Lake City, Utah  84115
                              Re:  Heads of Agreement ("HOA")
Dear Mr. Rowell:

     This letter is to be hereinafter considered as a Heads of Agreement ("HOA") from Trachyte Oil Company ("TOC") to Standard
Energy Corporation ("STDE").

     TOC agrees to sell to STDE a parcel of land located in T 21 S, R 16 E, Section 27, Lots 2, 3 and 7, Emery County, Utah containing 74.85 acres, more or less, reserving unto Assignor all mineral rights.

     TOC agrees to sell the parcel of land to STDE for the purpose of STDE using the property to construct buildings and otherwise commercial develop the STDE Biofuels Technologies. TOC hereby agrees to sell said property to STDE for $375,000 for a period of 120 days. TOC further agrees to exchange said $375,000 for common stock in STDE at the closing market bid price on February 28, 2005 of $0.01 per share, provided TOC receives and executes the appropriate documents to hold the stock for investment purposes.

     Additionally, STDE agrees to exchange the common stock of STDE to TOC at $0.01 per share payable upon execution and the recording of the Quit Claim Deed to STDE and recorded in the Emery County Recorders office within the 120 day time frame.

     This HOA is the only contract between said parties and will remain in force for said 120 day period.


Respectfully submitted,            Accepted by:

TRACHYTE OIL COMPANY               STANDARD ENERGY CORPORATION




By:/s/ Dean W. Rowell              By:/s/Dean W. Rowell
   Dean W. Rowell, President          Dean W. Rowell, President

                              27
                          Exhibit "31"

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and the Company have;

          (a) designed such disclosure controls and procedures to ensure hat material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this annual report) the "Evaluation Date"); and

          (c) presented in this annual report the Company conclusions about the effectiveness of the disclosure controls and procedures based on the Company evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on the Company's most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);





                              28
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2005
Salt Lake City, Utah















                              29
EXHIBIT "32"

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBAN ES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: June 28, 2005























                              30
SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2005
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 28, 2005
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             June 28, 2005
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             June 28, 2005
  Michael M. Cannon




                              31









                   STANDARD ENERGY CORPORATION
                        AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2005







































                              32






                          C O N T E N T S



Report of Independent Registered Public Accounting Firm....  34

Consolidated Balance Sheet.................................  35

Consolidated Statements of Operations......................  37

Consolidated Statements of Stockholders Equity (Deficit)...  38

Consolidated Statements of Cash Flows......................  39

Notes to the Consolidated Financial Statements.............  41

































                              33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 the Company has generated significant losses from operations, has an accumulated deficit of $9,462,940 and has a working capital deficit of $114,226, which together raises substantial doubt about its ability to continue as a going concern. Management s plans with regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
June 21, 2005


                              34
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

                        ASSETS

                                                      March 31,
CURRENT ASSETS                                           2005

  Cash                                               $     6,592

    Total Current Assets                                   6,592

PROPERTY AND EQUIPMENT, net (Note 2)                       8,572

OTHER ASSETS

  Cash surrender value   life insurance                    8,807
  Oil and gas leases held for resale (Note 3)             42,043
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                    75,850

    TOTAL ASSETS                                     $    91,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable and accrued expenses              $    33,945
  Revolving line of credit (Note 11)                      75,664
  Note payable current portion (Note 10)                   3,712
  Note payable - related party (Note 5)                    7,497

    Total Current Liabilities                            120,818

LONG TERM DEBT

  Note payable (Note 10)                                   4,947

    Total Long Term Debt                                   4,947

      Total Liabilities                              $   125,765








The accompanying notes are an integral part of these consolidated financial statements.

                              35
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)



COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS EQUITY (DEFICIT)

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                   $         0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 150,036,974 shares
   issued and outstanding                              1,500,369
  Additional paid-in capital                           8,011,073
  Treasury stock                                         (83,253)
  Accumulated deficit                                 (9,462,940)

    Total Stockholders' Equity (Deficit)                 (34,751)

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                 $    91,014



























The accompanying notes are an integral part of these consolidated financial statements.

                              36
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Operations



                                           For the Years Ended
                                                 March 31,
                                             2005         2004

REVENUES

  Oil and gas services                  $     4,800  $     5,400
  Oil and gas lease royalties                71,347       97,030

    Total Revenues                           76,147      102,430

EXPENSES

  Oil and gas activities (See Note 8)         4,745        3,271
  Depreciation, depletion/amortization        3,660        3,660
  Biofuel project costs                      12,303       12,049
  General and administrative                 87,995       84,696

    Total Expenses                          108,703      103,676

OPERATING LOSS                              (32,556)      (1,246)

OTHER INCOME (EXPENSE)

  Gain on Leasehold held for resale               0            0
  Interest and other income                   7,230       31,136
  Interest expense                          (31,303)     (31,624)

    Total Other Income (Expense)            (24,073)        (488)

NET LOSS                                $   (56,629) $    (1,734)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    124,756,974  120,836,974









The accompanying notes are an integral part of these consolidated financial statements.

                              37
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended March 31, 2005 and 2004


       Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares

 Amount       Capital        Deficit



Balance, March 31, 2003  1,037,420      (83,253)   120,836,369
 1,208,369     7,911,073     (9,404,577)

Contributed capital for
 services rendered by an
 officer                         0            0              0
         0        50,000              0

Net loss for the year
 ended March 31, 2004            0            0              0
         0             0         (1,734)

Balance, March 31, 2004  1,037,420  $   (83,253)   120,836,974
 $ 1,208,369   $ 7,961,073   $ (9,406,311)

Common Stock issued for
cash at $0.01, per share         0            0        200,000
     2,000             0              0

Common stock issued for
extinguishment of debt
at $0.01, per share              0            0     29,000,000
   290,000             0              0

Contributed capital for
 services rendered by an
 officer                         0            0              0
         0        50,000              0

Net loss for the year
 ended March 31, 2005            0            0              0
         0             0        (56,629)

Balance, March 31, 2005  1,037,420  $   (83,253)   150,036,974
 $ 1,500,369   $ 8,011,073   $ (9,462,940)

The accompanying notes are an integral part of these consolidated financial statements.

                              38

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2005        2004
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $  (56,629) $   (1,734)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation, depletion and
      amortization                             3,660       3,660
     Contributed capital for services
      rendered by an officer                  50,000      50,000
   Changes in assets and liabilities:
     Increase in accounts payable and
      accrued expenses                             0     (21,276)
     Increase in deferred lease income             0        (942)
     Net Cash Used by Operating Activities    (2,969)     29,708

CASH FLOWS FROM INVESTING ACTIVITIES

Cash value   life insurance                   (7,999)      4,893

Net Cash Provided (Used) by Investing
  Activities                                  (7,999)      4,893

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock issued for cash                   2,000           0
Payments on notes payable
 - related parties                           (47,387)    (42,400)
Proceeds from notes payable
 - related parties                            72,892      23,500
Net change to lines of credit                (10,862)    (15,657)

Net Cash Provided (Used) by Financing
Activities                                    16,643     (34,557)
NET INCREASE (DECREASE) IN CASH                5,675          44

CASH AT BEGINNING OF YEAR                        917         873

CASH AT END OF YEAR                       $    6,592  $      917






The accompanying notes are an integral part of these consolidated financial statements

                              39
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows (Continued)


                                            For the Years Ended
                                                 March 31,
                                              2005        2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $    1,951  $        0
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Vehicle acquired through note payable   $        0  $        0
  Common stock issued for payment on note
  payable and accrued interest
     related party                        $  290,000  $        0
  Contributed capital for services
   rendered by an officer                 $   50,000  $   50,000
  Common stock issued for services
     related party                        $        0  $        0

























The accompanying notes are an integral part of these consolidated financial statements

                              40
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was organized under the laws of the State of Utah on April 3, 1978. The Company's principal business activity is the acquisition and resale of unproven oil and gas leaseholds. The Company also provides a variety of oil and gas leasehold services. Further, the Company receives royalty income from leasehold interests held by the Company. The Company has ongoing R&D efforts relating to its Biofuels Project.

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly-owned subsidiaries, Standard EnviroSystems, Inc., Petroleum Investment Company and Biofuels, Inc. "(collectively the Company)". Significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Leasehold Interests Held for Resale

The Company's inventory of oil and gas leasehold interests held primarily for resale to other parties is valued at the lower of the costs to acquire the interests or market. Cost of sales is based on the cost of the specific leasehold interest sold.

Oil and Gas Activities

The Company recognizes its oil and gas activities as a line item.

Oil and Gas Overriding Royalties

The Company recognizes its oil and gas lease royalties as a line item.

Biofuels Project

The Company recognizes its Biofuels Project development as a line item.

Property and Equipment

Property and equipment are valued at cost and, are depreciated or amortized principally by the straight-line method over their estimated useful lives.  The useful lives of property and
equipment for purposes of financial reporting range from five to seven years.
                              41

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

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

Net deferred tax assets consist of the following components as of March 31, 2005 and 2004:
                                               2005        2004
Deferred tax assets
  NOL Carryover                           $ (774,335) $ (771,750)
  Contribution Carryover                      (4,311)     (4,311)
  Total Deferred Tax Asset                         0           0

Deferred tax liabilities:                          0           0
Valuation allowance                          778,666     776,061

Net deferred tax asset                    $        0  $        0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended March 31, 2005 and 2004 due to the following:
                                               2005        2004

Book income                               $  (22,085) $     (675)
Services                                      19,500      19,500
Other                                          2,585      12,293
NOL Utilization                                    0    (31,118)
Valuation allowance                                0           0

                                          $        0  $        0

At March 31, 2005, the Company had net operating loss
carryforwards of approximately $2,002,000 that may be offset against future taxable income from the year 2005 through 2025.
No tax benefit has been reported in the March 31, 2005
consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.
                              42
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included because they are antidilutive in nature.
                                   For the Year Ended
                                     March 31, 2005
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $    (56,629)   124,756,974   $    (0.00)

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

                              43
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2005:

           Vehicle                                    $   18,556
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       418,308
             Less: accumulated depreciation             (409,736)
             Total                                    $    8,572

Depreciation expense for the years ended March 31, 2005 and 2004 was $3,660 and $3,660, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, primarily with the intent of reselling such leaseholds to third-parties. At March 31, 2005, the Company was holding of oil and gas leases for resale with a cost basis of $42,043.

The Company has negotiated agreements with certain non affiliates to provide capital to jointly participate in a leasing program for oil and gas leases. Under these agreements, the Company provides raw data and services to identify potential leases. The Company earns approximately 50% gross interest in each leasehold obtained. If a joint lease is sold the Company would receive 50% of the purchase price together with 50% of a negotiated royalty as part of a lease sale. Because the Company has no cost in the leases, its share of the net proceeds is recognized as revenue when the leases are sold and are recorded as sales of oil and gas leasehold interests.

In connection with its Oil and gas lease activities, the Company has included in other assets pledged certificates of deposit in the amount of $25,000 which are to secure a statewide oil and gas lease bond in the State of Utah.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease
The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month. The lease is currently on a month-to-month basis at $1,500 per month.
                              44
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 10, 2005, Trachyte agreed to accept 29,000,000 newly issued shares of the Company's common stock in exchange for $290,000 of partial debt settlement of cash loans to the Company through February 9, 2005 and to accept a replacement note for the balance owed to Trachyte in the amount of $10,258 with interest at 12% per annum dated February 10, 2005. The shares were issued at $0.01 per share, which was the closing market bid price on February 9, 2005. The shares are required to be held for at least two years for investment purposes.

On March 1, 2005 the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte for $375,000 to be paid for in common shares at $0.01 per share totalling 37,000,000 shares. The Company intends to use the land to construct a Biofuels Project. (See Managements Discussion).

During the years ended March 31, 2005 and 2004, an officer of the Company contributed services valued at $50,000 and $50,000, respectively, which is recorded as an increase in additional paid-in capital.

NOTE 6 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have significantly reduced revenues from sales of its oil and gas activities. Because of the currently changing conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales related to its oil and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.

                              45
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 7 - CAPITAL STOCK
Preferred Stock
The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005.

NOTE 8 - INDUSTRY SEGMENTS
The Company operates in three principal industries: oil and gas activities, royalty holdings and Biofuel Projects:
Information as to the Company's segments is summarized below as of March 31 for the years then ended:
                                              2005        2004

Revenues
  Oil and gas services                    $    4,800  $    5,400
  Oil and gas lease royalties                 71,347      97,030
                                          $   76,147  $  102,430
Operating Loss
  Oil and gas services                    $       55  $    2,014
  Oil and gas royalties                       71,347      97,030
  Biofuel project costs                      (12,303)    (12,049)
  Corporation and investment                 (91,655)    (88,241)
                                          $  (32,556)  $  (1,246)
Identifiable Assets
   Oil and gas leases held for resale     $   42,043  $   42,043
   Pledged drilling bonds                     25,000      25,000
   Corporation and investment                 23,971      13,957
                                          $   91,014  $   81,000

Depreciation, Depletion and Amortization
 Corporation and investment               $    3,660  $    3,660

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2005 and 2004 were insignificant. The Company's oil and gas activity operations are presently insignificant and no reserve information is available. The Biofuel Project costs are shown on line item Biofuel Project Costs. In the fiscal period ended March 31, 2005 there were $12,303 in Biofuel Project costs and $12,049 for the comparable period ended March 31, 2004.
                              46
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 9 - New Accounting Pronouncements

New Accounting Pronouncements
On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("ABP") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .. ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing
                              47

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 9 - New Accounting Pronouncements (Continued)

transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.
In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in ABP Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's consolidated financial statement presentation.


















                              48
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2005 and 2004

NOTE 10 - NOTE PAYABLE

    Note payable to vehicle financing agency,
    bearing no interest, monthly payments of
    $309, secured by vehicle                       $     8,659

    Less current portion                                (3,712)

    Long Term portion                              $     4,947

    Future maturities of long term debt are as follows:

                       For the year ended
                            March 31,

                            2006               $    3,712
                            2007                    3,712
                            2008                    1,235

                              Total            $    8,659

NOTE 11 - REVOLVING LINE OF CREDIT

     Unsecured credit card due to Wells Fargo
     Bank, currently in default, bearing
     interest at 12.5%.                         $   75,664

                                                $   75,664





















                                   49