Form 10QSB
period 2005-06-30
STANDARD ENERGY CORP
filed 2005-08-15
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2005

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

     Common Stock outstanding at August 10, 2005: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2005

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                June 30, 2005 and March 31, 2005..................    3
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2005 and 2004......................    5
             Consolidated Statements of Cash Flows -
                For the three months ended
                ended June 30, 2005 and 2004......................    6
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   8
             Financial Condition...................................  10
             Plan of Operation.....................................  11
             Inflation.............................................  12
             Recent Accounting Pronouncements......................  12
             Government Regulations................................  12
             Off-Balance Sheet Arrangements..........................12
             Management's Conflicts of Interest....................  13
             Transactions with Management and Others...............  13
             Research and Development of the Biofuels Technology...  14
             Forward Looking Statements............................  14
     Item 3. Controls and Procedures...............................  15

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  15
     Item 2. Changes in Securities.................................  15
     Item 3. Defaults upon Senior Securities.......................  15
     Item 4. Submission of Matters to a Vote of Security Holders...  15
     Item 5. Other Information.....................................  15
     Item 6. Exhibits..............................................  16
     Signature Page................................................  16
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  17
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  18



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                    June 30        March 31
                                                      2005           2005
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $      574      $    6,592

    Total Current Assets                                  574           6,592

PROPERTY AND EQUIPMENT, net                             7,657           8,572

OTHER ASSETS

  Cash surrender value - life insurance                 8,807           8,807
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 75,850          75,850

    TOTAL ASSETS                                   $   84,081      $   91,014


















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               June 30       March 31
                                                 2005          2005
                                              (Unaudited)


CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   34,007       $  33,945
  Revolving lines of credit                      78,028          75,664
  Notes payable current portion                   3,712           3,712
  Notes payable - related party                   1,597           7,497

   Total Current Liabilities                    117,344         120,818

LONG TERM DEBT

  Note payable                                    4,019           4,947

    Total Long Term Debt                          4,019           4,947

    Total Current Liabilities                   121,363         125,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     150,036,974 shares issued and
     outstanding at June 30, 2005             1,500,369       1,500,369
  Additional paid-in capital                  8,023,573       8,011,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,477,971)     (9,462,940)

    Total Stockholders' Equity (Deficit)        (37,282)        (34,751)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $   84,081      $   91,014






The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the       For the
                                                  Three Months  Three Months
                                                      Ended          Ended
                                                    June 30,        June 30,
                                                      2005            2004

REVENUES

  Oil and gas services                             $    1,400      $    1,200
  Oil production                                       15,001          13,840

    Total Revenues                                     16,401          15,040

EXPENSES

  Oil and gas activites                                 1,226           1,219
  Depreciation, depletion and amortization                915             915
  Biofuels project costs                               13,367          11,128
  General and administrative                           13,604          11,471

    Total Expenses                                     29,112          24,733

OPERATING INCOME (LOSS)                               (12,711)         (9,693)

OTHER INCOME (EXPENSE)

  Interest and other income                               144             213
  Interest expense                                     (2,464)         (6,831)

    Total Other Income (Expense)                       (2,320)         (6,618)

NET INCOME (LOSS)                                  $  (15,031)     $  (16,311)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    150,036,974     120,836,974










The accompanying notes are an integral part of these consolidated financial statements.
                                       5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Three   For the Three
                                                  Months Ended    Months Ended
                                                    June 30,        June 30,
                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (15,031)   $   (16,311)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization             915            915
     Contributed capital for services
      rendered by an officer                           12,500         12,500
  Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                                 62              0
        Net Cash Provided by (Used by)
        Operating Activities                           (1,554)        (2,896)

CASH FLOWS FROM INVESTING ACTIVITIES                        0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable - related party            (5,900)       (32,000)
  Proceeds from notes payable - related party               0         27,197
  Net change to lines of credit & notes payable         1,436          7,956
    Net Cash Provided by (Used by)
     Financing activities                              (4,464)         3,153

NET INCREASE (DECREASE) IN CASH                        (6,018)           257

CASH AT BEGINNING OF PERIOD                             6,592            917

CASH AT END OF PERIOD                             $       574      $   1,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $       100      $     634
     Income Taxes                                 $         0      $       0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    12,500      $  12,500







The accompanying notes are an integral part of these consolidated financial statements.
                                     6
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2005
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

NOTE B - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have been caused primarily from the Company's investment in Biomass International, Inc. (a development stage company) and significantly reduced revenues from sales of its oil and gas leasehold interests and information services. Because of the changing conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales related to its oil and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverably and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.



                                     7
                               PART I - ITEM 2

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

     Fundamentally, the Company has three principal businesses. They are its traditional oil and gas lease activities, its producing and non-producing royalty holdings and its Biofuels Project.

     During the 2006 fiscal period, the Company continues to research and develop its biofuels technologies for the recycle of ordinary MSW, garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel.

     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its "Biofuels Technology" for the future recovery of inorganic materials and Celmat from the recycle of "Municipal Waste" ("Biofuels Project"). A Biofuels Project would be located in the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

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

Results of Operations

     The Company realized revenues of approximately $16,400 for the three-month period ended June 30, 2005, compared with approximately $15,000 for the corresponding period ended June 30, 2004. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.




                                     8
     Revenues from the sale of the Company's oil and gas lease services were approximately $1,400 for the three-month period ended June 30, 2005, compared with approximately $1,200 for the corresponding period ended June 30, 2004. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $15,000 for the three-month period ended June 30, 2005, compared to approximately $13,800 for the corresponding period ended June 30, 2004. Oil production revenues are up as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas activities were approximately $1,200 for the three-month period ended June 30, 2005, compared to approximately $1,200 for the comparable period ended June 30, 2004. General and administrative expense for the fiscal month period ended June 30, 2005 were approximately $13,600, compared to approximately $11,500 for the comparable period ended June 30, 2004. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous two year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Biofuel Project Costs" and were $13,367 for the three-month period ended June 30, 2005, compared to $11,128 for the comparable period ended June 30, 2004.

     The Company's net loss for the three-month period ended June 30, 2005 was approximately $15,000, compared to approximately $16,300 for comparable 2005 three-month period and it expects to operate at a loss for the 2006 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Biofuel Project Costs".

     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2006, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues to change due to uncertain world crude oil and natural gas prices.

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





                                     9
Financial Condition

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

     The Company had limited participation in the Leasing Programs for the three-month period ended June 30, 2005, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 8,000 net acres at August 10, 2005, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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






                                     10
     For the three-month period ended June 30, 2005, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the
Company: (1) He has guaranteed one credit card up to approximately $76,000 with an outstanding balance of approximately $76,000 at the end of the period, currently in default, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte with an outstanding loan balance of $1,597 for the period ended June 30, 2005. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - Related party".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at August 10, 2005.

     On March 1, 2005 the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte, reserving to Trachyte all mineral rights. Under the agreement Trachyte sold the acreage to the Company for $375,000 representing approximately $5,000 per acre. The acreage allows the Company to move forward on its Green River Utah Ethanol and Power Plant Project. The land is suitable for a power plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming natural gas and lignin feedstocks. The Company issued 37,500,000 shares of the Company's newly issued shares based on the purchase amount of $0.01 per share. These shares are to be held for at least a two year investment period. They were issued on July 20, 2005.

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





                                     11
     3.   Continue the design and development of a Biofuels
          Project into three businesses -- Municipal Waste recycle, ethanol fuel production and electric power generation.

     4. Pursue oil and gas lease acquisition with third party investors and investigate the possibility of entering into the wholesale electric power generation business.

     5. Continue to receive royalty income through its overriding royalty interests.

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

Off-Balance Sheet Arrangements

     The only off-balance sheet arrangement pending is an agreement entered into on March 1, 2005, by the Company whereby, the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte for $375,000 to be paid for in common shares at $0.01 per share totalling 37,500,000 shares. The shares were issued July 20, 2005. The Company intends to use the land to construct a Biofuels Project. (See Managements Discussion).




                                     12
Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 10, 2005, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the fourteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of August 10, 2005.

     During the three-month period ended June 30, 2005, the Company continued to experience severe cash flow difficulties which have continued into the 2006 fiscal period. Since the Company has been unable to repay all of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at June 30, 2005 of approximately $1,597.

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

                                     13
Research and Development of the Biofuels Technology

     Essentially, the Company has three principal businesses. They are its traditional oil and gas activities, its royalty holdings and its Biofuels Project. They have, during the past 20-years, provided in excess of $13,000,000 to conduct the R&D effort to commercialize its second business, the commercial development of its Biofuels Technology, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.

     Based on its R&D efforts, the Company believes the Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which plants would combine recycling, electric power and ethanol fuel production at several regional Biofuels Plant sites.

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


                                     14

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

                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of Management, as of a date within 90 days of the filing date of this Quartely Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company disclosures controls and procedures (as defined in Rule 13a-14(c) and 25d-14(c) and 15d-14(c) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms.

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

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.



                                     15

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2005.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: August 10, 2005




















                                     16
                                   Exhibit 31

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     17
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  August 10, 2005

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date  August 10, 2005





                                     18