Form 10QSB
period 2004-03-31
STANDARD ENERGY CORP
filed 2005-11-09
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2005

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

     Common Stock outstanding at November 8, 2005: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2005

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                September 30, 2005 and March 31, 2005.............    3
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2005 and 2004.................    5
             Consolidated Statements of Cash Flows -
                For the six months ended
                ended September 30, 2005 and 2004.................    6
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  13
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  13
             Off-Balance Sheet Arrangements..........................14
             Management's Conflicts of Interest....................  14
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  15
             Forward Looking Statements............................  16
     Item 3. Controls and Procedures...............................  16

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  17
     Item 2. Changes in Securities.................................  17
     Item 3. Defaults upon Senior Securities.......................  17
     Item 4. Submission of Matters to a Vote of Security Holders...  17
     Item 5. Other Information.....................................  17
     Item 6. Exhibits..............................................  17
     Signature Page................................................  17
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  18
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  19



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                  September 30     March 31
                                                      2005           2005
                                                   (Unaudited)


CURRENT ASSETS

  Cash                                             $    1,121      $    6,592

    Total Current Assets                                1,121           6,592

PROPERTY AND EQUIPMENT, net                            62,924           8,572

OTHER ASSETS

  Cash surrender value - life insurance                 8,807           8,807
  Oil and gas leases held for resale                   42,043          42,043
  Pledged drilling bonds                               25,000          25,000
  Note receivable-related party                         2,473               0

    Total Other Assets                                 78,323          75,850

    TOTAL ASSETS                                   $  142,368      $   91,014

















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             September 30    March 31
                                                 2005          2005
                                              (Unaudited)


CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   36,102       $  33,945
  Revolving lines of credit                      80,465          75,664
  Notes payable current portion                   3,712           3,712
  Notes payable - related party                       0           7,497

   Total Current Liabilities                    120,279         120,818

LONG TERM DEBT

  Note payable                                    3,091           4,947

    Total Long Term Debt                          3,091           4,947

    Total Liabilities                           123,370         125,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,536,974 and 150,036,974 shares
     issued and outstanding, respectively     1,875,369       1,500,369
  Additional paid-in capital                  7,717,256       8,011,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated deficit                        (9,490.374)     (9,462,940)

    Total Stockholders' Equity (Deficit)         18,998         (34,751)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $  142,368      $   91,014






The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the          For the
                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      2005            2004

REVENUES

  Oil and gas services                             $    3,402      $    2,250
  Oil production                                       36,597          32,332
  Other income                                              0           6,510

    Total Revenues                                     39,999          41,092

EXPENSES

  Oil and gas activites                                 2,408           2,676
  Depreciation, depletion and amortization              1,830           1,831
  Biofuels project costs                               29,454          26,022
  General and administrative                           29,201          28,354

    Total Expenses                                     62,893          58,883

OPERATING INCOME (LOSS)                               (22,894)        (17,791)

OTHER INCOME (EXPENSE)

  Interest and other income                               292             431
  Interest expense                                     (4,832)        (13,632)

    Total Other Income (Expense)                       (4,540)        (13,201)

NET INCOME (LOSS)                                  $  (27,434)     $  (30,992)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    164,791,072     120,836,974









The accompanying notes are an integral part of these consolidated financial statements.
                                       5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the          For the
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                      2005            2004

REVENUES

  Oil and gas services                             $    2,002      $    1,050
  Oil production                                       21,596          18,492
  Other income                                              0           6,510

    Total Revenues                                     23,598          26,052

EXPENSES

  Oil and gas activites                                 1,182           1,457
  Depreciation, depletion and amortization                915             916
  Biofuels project costs                                    0               0
  General and administrative                           33,781          31,777

    Total Expenses                                     33,781          34,150

OPERATING INCOME (LOSS)                               (10,183)         (8,098)

OTHER INCOME (EXPENSE)

  Interest and other income                               148             218
  Interest expense                                     (2,368)         (6,801)

    Total Other Income (Expense)                       (2,220)         (6,583)

NET INCOME (LOSS)                                  $  (12,403)     $  (14,681)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    179,384,800     120,836,974









The accompanying notes are an integral part of these consolidated financial statements.
                                       6
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  For the Six   For the Six
                                                  Months Ended  Months Ended
                                                  September 30, September 30,
                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (27,434)   $   (30,992)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           1,830          1,831
     Contributed capital for services
      rendered by an officer                           25,000         25,000
  Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                              2,157              0
     (Decrease) in deferred lease income                    0              0
        Net Cash Provided by (Used by)
        Operating Activities                            1,553         (4,161)

CASH FLOWS FROM INVESTING ACTIVITIES                        0              0

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable - related party            (9,970)       (43,000)
  Proceeds from notes payable - related party               0         37,540
  Net change to lines of credit & notes payable         2,946          9,485
    Net Cash Provided by (Used by)
     Financing activities                              (7,024)         4,025

NET INCREASE (DECREASE) IN CASH                        (5,471)          (136)

CASH AT BEGINNING OF PERIOD                             6,592            917

CASH AT END OF PERIOD                             $     1,121      $     781

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $       100      $   1,092
     Income Taxes                                           0              0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                     25,000      $  25,000

     Issued 37,500,000 common shares for land          56,183              0




The accompanying notes are an integral part of these consolidated financial statements.
                                     7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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



                                     8
NOTE C - PURCHASE OF LAND FOR STOCK

On March 1, 2005 the Company entered into a Heads of Agreement ("HOA") with Trachyte to purchase approximately 75 acres of land owned by Trachyte, reserving to Trachyte all mineral rights. Trachyte is owned and operated by the Company's principle shareholders, President and CEO. Under the agreement Trachyte sold the acreage to the Company for $56,183 which is the carryover basis of the related party. The acreage allows the Company to move forward on its Green River Utah Ethanol and Power Plant Project. The land is suitable for a power plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming natural gas and lignin feedstocks. The Company issued 37,500,000 shares of the Company's newly issued shares as consideration for the acquisition. These shares are to be held for at least a two year investment period and they were issued on July 20, 2005.

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



                                     9
     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project. Expenses incurred for a Biofuels Project would be accounted for under line item "Biofuel Project Costs".

Results of Operations

     The Company realized revenues of approximately $40,000 for the six-month period ended September 30, 2005, compared with approximately $41,000 for the corresponding period ended September 30, 2004. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the sale of the Company's oil and gas lease services were approximately $3,400 for the six-month period ended September 30, 2005, compared with approximately $2,200 for the corresponding period ended September 30, 2004. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $36,500 for the six-month period ended September 30, 2005, compared to approximately $32,300 for the corresponding period ended September 30, 2004. Oil production revenues are up as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas activities were approximately $2,400 for the six-month period ended September 30, 2005, compared to approximately $2,600 for the comparable period ended September 30, 2004. General and administrative expense for the fiscal month period ended September 30, 2005 were approximately $58,600, compared to approximately $54,300 for the comparable period ended September 30, 2004. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous two year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Biofuel Project Costs" and were $16,087 for the three-month period ended September 30, 2005, compared to $14,894 for the comparable period ended September 30, 2004.

     The Company's net loss for the six-month period ended September 30, 2005 was approximately $27,400, compared to approximately $31,000 for comparable 2005 six-month period and it expects to operate at a loss for the 2006 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Biofuel Project Costs".

                                     10
     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2006, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues to change due to uncertain world crude oil and natural gas prices.

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

     The Company had limited participation in the Leasing Programs for the six-month period ended September 30, 2005, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 8,000 net acres at November 8, 2005, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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



                                     11
     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and a Biofuels Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     For the six-month period ended September 30, 2005, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the
Company: (1) He has guaranteed one credit card up to approximately $80,000 with an outstanding balance of approximately $80,000 at the end of the period, currently in default, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte with an outstanding loan balance of ($3,473) for the period ended September 30, 2005. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - Related party".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at November 8, 2005.

     On March 1, 2005 the Company entered into a Heads of Agreement ("HOA") with Trachyte to purchase approximately 75 acres of land owned by Trachyte, reserving to Trachyte all mineral rights. Trachyte is owned and operated by the Company's principle shareholders, President and CEO. Under the agreement Trachyte sold the acreage to the Company for $56,183 which is the carryover basis of the related party. The acreage allows the Company to move forward on its Green River Utah Ethanol and Power Plant Project. The land is suitable for a power plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming natural gas and lignin feedstocks. The Company issued 37,500,000 shares of the Company's newly issued shares as consideration for the acquisition. These shares are to be held for at least a two year investment period and were issued on July 20, 2005.





                                     12
Plan of Operation

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

     5. Continue to receive royalty income through Company owned overriding royalty interests.

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

                                     13
Off-Balance Sheet Arrangements

     The only off-balance sheet arrangement pending is an agreement entered into on March 1, 2005, by the Company whereby, the Company entered into a HOA with Trachyte to purchase approximately 75 acres of land owned by Trachyte for $56,183 to be paid for in common shares at $0.01 per share totalling 37,500,000 shares. The shares were issued July 20, 2005. The Company may use the land to construct a Biofuels Project in the future.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 8, 2005, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the fourteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of November 8, 2005.

     During the six-month period ended September 30, 2005, the Company continued to experience severe cash flow difficulties which have continued into the 2006 fiscal period. Since the Company has been unable to repay all of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at September 30, 2005 of approximately ($2,473).
                                     14
     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuels Technology for a Biofuels Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing a Biofuels Project.

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









                                     15
Forward Looking Statements

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


                                     16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2005.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 8, 2005








                                     17
                                   Exhibit 31

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

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     18
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  November 8, 2005

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  November 8, 2005





                                     19