Form 10QSB
period 2005-12-31
STANDARD ENERGY CORP
filed 2006-02-21
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2005

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

     Common Stock outstanding at February 21, 2006: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2005

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2005 and March 31, 2005..............    3
             Consolidated Statements of Operations -
                For the three and nine months
                ended December 31, 2005 and 2004............... ..    5
             Consolidated Statements of Cash Flows -
                For the three and nine months ended
                ended December 31, 2005 and 2004..................    7
             Notes to consolidated financial statements...........    8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................   9
             Financial Condition...................................  11
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  13
             Off-Balance Sheet Arrangements..........................13
             Management's Conflicts of Interest....................  13
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  14
             Forward Looking Statements............................  15
     Item 3. Controls and Procedures...............................  16

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  16
     Item 2. Changes in Securities.................................  16
     Item 3. Defaults upon Senior Securities.......................  16
     Item 4. Submission of Matters to a Vote of Security Holders...  16
     Item 5. Other Information.....................................  16
     Item 6. Exhibits..............................................  16
     Signature Page................................................  17
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  17
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  19



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                  December 31     March 31
                                                      2005           2005
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $    9,343      $    6,592
  Marketable Securities                               184,906               0

    Total Current Assets                              194,249           6,592

PROPERTY AND EQUIPMENT, net                            62,009           8,572

OTHER ASSETS

  Cash surrender value - life insurance                 8,807           8,807
  Oil and gas leases held for resale                   51,954          42,043
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 85,761          75,850

    TOTAL ASSETS                                   $  342,019      $   91,014

















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             December 31     March 31
                                                 2005          2005
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   34,802       $  33,945
  Revolving lines of credit                      82,978          75,664
  Notes payable current portion                   3,712           3,712
  Notes payable - related party                  14,172           7,497

   Total Current Liabilities                    135,664         120,818

LONG TERM DEBT

  Note payable                                    2,165           4,947

    Total Long Term Debt                          2,165           4,947

    Total Liabilities                           137,829         125,765

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,536,974 and 150,036,974 shares
     issued and outstanding, respectively     1,875,369       1,500,369
  Additional paid-in capital                  7,923,391       8,011,073
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive loss          (19,943)              0
  Accumulated deficit                        (9,491,374)     (9,462,940)

    Total Stockholders' Equity (Deficit)        204,190         (34,751)

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                       $  342,019      $   91,014







The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Nine Months    Nine Months
                                                     Ended          Ended
                                                 December 31,    December 31,
                                                     2005            2004
REVENUES

  Oil and gas services                             $    3,402      $    3,900
  Oil production                                       67,528          53,783

    Total Revenues                                     70,930          57,683

EXPENSES

  Oil and gas activities                                3,613           3,368
  Oil abd gas leasehold activities                          0             240
  Depreciation, depletion and amortization              2,745           2,745
  Biofuels project costs                               48,105          39,575
  General and administrative                           44,827          43,879

    Total Expenses                                     99,290          89,807

OPERATING LOSS                                        (28,360)        (32,124)

OTHER INCOME (EXPENSE)

  Interest and other income                             1,608           7,083
  Gain on sale of marketable securities                 5,473               0
  Interest expense                                     (7,155)        (20,349)

    Total Other Income (Expense)                          (74)        (13,266)

NET LOSS                                              (28,434)        (45,390)

  Other Comprehensive Loss                            (19,943)              0
  Total Comprehensive Loss                         $  (48,377)     $  (45,390)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    172,400,610     120,840,810






The accompanying notes are an integral part of these consolidated financial statements.
                                       5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the          For the
                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 December 31,    December 31,
                                                     2005            2004

REVENUES

  Oil and gas services                             $        0      $    1,650
  Oil production                                       30,931          21,451

    Total Revenues                                     30,931          23,101

EXPENSES

  Oil and gas activities                                1,204             932
  Depreciation, depletion and amortization                915             914
  Biofuels project costs                               18,651          13,553
  General and administrative                           15,626          15,525

    Total Expenses                                     36,396          30,924

OPERATING INCOME (LOSS)                                (5,465)         (7,823)

OTHER INCOME (EXPENSE)

  Interest and other income                             1,316             142
  Gain on sale of marketable securities                 5,473               0
  Interest expense                                     (2,324)         (6,717)

    Total Other Income (Expense)                        4,465          (6,575)

NET INCOME LOSS                                    $   (1,000)     $  (14,398)

Other Comprehensive Loss                              (19,943)              0
Total Comprehensive Loss                          $   (20,943)    $   (14,398)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     120,852,191






The accompanying notes are an integral part of these consolidated financial statements.
                                       6
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  For the Nine  For the Nine
                                                  Months Ended  Months Ended
                                                  December 31,  December 31,
                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (28,434)  $    (45,390)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           2,745          2,745
     Contributed capital for services
      rendered by an officer                           37,500         37,500
  Changes in assets and liabilities:
     Increase in accounts payable
      and accrued expenses                                857              0
     (Decrease) in deferred lease income                    0              0
        Net Cash Provided by (Used by)
        Operating Activities                           12,668         (5,145)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Value - Life Insurance                               0              0
  Increase in Marketable Securities                  (204,849)             0
  Increase in oil and gas properties                   (9,911)             0
  Net cash flows provided by investing               (214,760)             0

CASH FLOWS FROM FINANCING ACTIVITIES
  Stock issuance                                            0          1,000
  Payments on notes payable - related party           (35,970)       (36,586)
  Proceeds from notes payable - related party          42,644         29,000
  Net change to lines of credit & notes payable         4,534         12,702
  Contributed capital                                 193,635              0
    Net Cash Provided by
     Financing activities                             204,843          6,116

NET INCREASE (DECREASE) IN CASH                         2,751            971
CASH AT BEGINNING OF PERIOD                             6,592            917
CASH AT END OF PERIOD                             $     9,343      $   1,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $       100      $   1,735
     Income Taxes                                           0              0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                     37,500      $  37,500
     Issued 37,500,000 common shares for land          56,183              0

The accompanying notes are an integral part of these consolidated financial statements.
                                     7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2005
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006.

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

Results of Operations

     The Company realized revenues of approximately $71,000 for the nine-month period ended December 31, 2005, compared with approximately $58,000 for the corresponding period ended December 31, 2004. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.




                                     9
     Revenues from the sale of the Company's oil and gas lease services were approximately $3,400 for the nine-month period ended December 31, 2005, compared with approximately $3,900 for the corresponding period ended December 31, 2004. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $67,500 for the nine-month period ended December 31, 2005, compared to approximately $53,800 for the corresponding period ended December 31, 2004. Oil production revenues are up as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas activities were approximately $3,600 for the nine-month period ended December 31, 2005, compared to approximately $3,400 for the comparable period ended December 31, 2004. General and administrative expense for the fiscal month period ended December 31, 2005 were approximately $44,800, compared to approximately $43,900 for the comparable period ended December 31, 2004. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous two year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Biofuel Project Costs" and were $18,600 for the three-month period ended December 31, 2005, compared to $13,500 for the comparable period ended December 31, 2004.

     The Company's net loss for the nine-month period ended December 31, 2005 was approximately ($28,400), compared to a net loss of approximately ($45,390) for comparable 2005 nine-month period and it expects to operate at a loss for the 2006 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Biofuel Project Costs".

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



                                     10
Financial Condition

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

     The Company had limited participation in the Leasing Programs for the nine-month period ended December 31, 2005, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 8,931 net acres at February 21, 2006, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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






                                     11
     For the nine-month period ended December 31, 2005, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the
Company: (1) He has guaranteed one credit card up to approximately $83,000 with an outstanding balance of approximately $83,000 at the end of the period, currently in default, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte with an outstanding loan balance of $14,171 for the period ended December 31, 2005. Expenses incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable - Related party".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at February 21, 2006.

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





                                     12
Inflation

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

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At February 21, 2006, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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



                                     13
Transactions with Management and Others

     Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the fourteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of February 21, 2006.

     During the nine-month period ended December 31, 2005, the Company continued to experience severe cash flow difficulties which have continued into the 2006 fiscal period. Since the Company has been unable to repay all of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at December 31, 2005 of approximately $14,171.

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

     During December, 2005 Trachyte sold to Standard Energy two oil and gas Utah State leases totaling approximately 951 acres at approximately $9,911 for both leases. Also, Trachyte sold a third lease to Delta Petroleum Corporation, an unrelated third party, and contributed $193,635 of the revenue from that transaction to Standard Energy.

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




                                     14
     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.

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

     The Company further believes that its innovative Biofuels Technology would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel that today is competitive in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by eastern U.S. municipalities to landfills for the disposal of Municipal Waste.

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




                                     15
                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Based on an evaluation under the supervision and with the participation of Management, as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company disclosures controls and procedures (as defined in Rule 13a-14(c) and 25d-14(c) and 15d-14(c) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports that the Company file or submit under the Exchange Act is recorded, processed, summarized and reported within the time specified in SEC rules and forms.

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

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2005.

          Exhibit "31" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit "32" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                     16
SIGNA  TURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 21, 2006






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




                                     17
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e for the registrant and we have:

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



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 21, 2006










                                     18
                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 21, 2006



















                                     19