Form 10KSB
period 2006-03-31
STANDARD ENERGY CORP
filed 2006-07-17
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2006
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2006 was approximately $97,567.




As of July 13, 2006, 187,536,974 shares of the Issuer's common stock were issued and outstanding of which 53,365,737 shares were held by non-affiliates. As of July 13, 2006, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.045 bid, was approximately $2,401,458.

                            TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   6
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  10
  Environmental Matters.................................  10
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  11
Item 3. LEGAL PROCEEDINGS...............................  11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  11

PART II.................................................  12

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  12
  Price Range of Common Stock...........................  12
  Approximate Number of Equity Security Holders.........  12
  Dividends.............................................  13
  Shares Issued in Unregistered Transactions............  13
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  14
  General...............................................  14
  Results of Operations.................................  15
  Financial Condition...................................  16
  Plan of Operation.....................................  18
  Inflation.............................................  19
  Recent Accounting Pronouncements......................  19
  Off-Balance Sheet Arrangements........................  19
  Management's Conflicts of Interest....................  19
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  20


Table of Contents Continued

Item 8. CONTROLS AND PROCEDURES                           20
  Evaluation of Disclosure Controls and Procedures        20
  Changes in Internal Controls..........................  20

PART III................................................  20
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  20
  Identification of Directors and Executive Officers....  20
  Significant Employees.................................  21
  Family Relationships..................................  22
  Other Involvement in Certain Legal Proceedings........  22
  Administration Actions................................  22
  Compliance with Section 16(a).........................  22
  Code of Ethics........................................  22
  Audit Committee Financial Reports.....................  22
Item 10. EXECUTIVE COMPENSATION.........................  22
  Summary Annual Compensation Table.....................  23
  Compensation Pursuant to Plans........................  23
  Other Compensation....................................  23
  Compensation of Directors.............................  23
  Termination of Employment and Change of Control
    Arrangements........................................  23
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  24
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  24
  Transactions with Management and Others...............  24
  Forward Looking Statements............................  25
  Indebtedness of Management............................  25
  Parents of Company....................................  25

PART IV.................................................  26

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  26
    Exhibits to Form 10-KSB.............................  26
    Reports on Form 8-K.................................  26
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  26
SIGNATURE ..............................................  28
    Exhibit 31..........................................  26
    Exhibit 32 Chief Executive Officer Certification....  29
    SIGNATURE PAGE......................................  30









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

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2006, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company believes that the deposit feature of the Leasing Programs have made the Company's participation in such Leasing Programs very difficult as the deposit feature penalizes many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")






     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2006 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,956           2,698
               Wyoming             1,243           1,243
               Total               5,199           3,941

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2006. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2006 and 2005, revenues from oil and gas lease royalties during such period were approximately $87,027 and $71,437 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")


     The Company's oil and gas leasehold inventory remains at approximately 15,000 net acres at the year ended March 31, 2006, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2006 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereupon. Aggregate rentals paid by the Company during the years ended March 31, 2006 and 2005 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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

     During fiscal 2006, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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

     During the Company's two fiscal years ended March 31, 2006 and 2005, revenues contributed to the Company's consolidated revenues by PIC were approximately $3,651 and $4,800, respectively. The decrease in revenue contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the downturn in the domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

     Based on its R&D efforts, the Company believes a Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which plants would combine recycling, electric power and ethanol fuel production at several regional biofuels plant sites.

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

      The Company's former Research Center provided the Company with sufficient data to design and construct the 12-Module design Biofuels Project for the 100% recycle solution to the disposal of Municipal Waste. The 12-Module proprietary design package data is available to entities expressing a written desire to invest funds in a Biofuels Project. Written materials include flow sheets, mass and energy balance, vendor equipment suppliers, construction design, operating plans, insurance guarantees and qualification of the selected construction contractors.



     A Biofuels Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

     The Company is pursuing financing ideas through its wholly-owned subsidiaries. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on a Biofuels Project were not finalized or completed as of July 13, 2006.

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





Employees

     As of July 13, 2006, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2006 was approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,956           2,698
               Wyoming             1,243           1,243
               Total               5,199           3,941

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2006.






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

                                         Bid Price
                                     High           Low
          Fiscal Year 2005
     First Quarter  ..........    $  0.03        $  0.02
     Second Quarter ..........       0.05           0.02
     Third Quarter  ..........       0.03           0.01
     Fourth Quarter ..........       0.03           0.01

          Fiscal Year 2006
     First Quarter  ..........    $  0.02        $  0.01
     Second Quarter ..........       0.03           0.02
     Third Quarter  ..........       0.04           0.01
     Fourth Quarter ..........       0.04           0.02

          Fiscal Year 2006
     First Quarter  ..........    $  0.03        $  0.13
      (through July 13, 2006)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of July 13, 2006

Common Stock, par value $0.01 per share:         1,500
Preferred Stock, par value $0.01 per share:      None Issued

     As of July 13, 2006, there were 187,536,974 shares of common stock outstanding and approximately 1,500 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.




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

Shares Issued in Unregistered Transactions

     We issued shares of our common stock in unregistered transactions from 2002 through 2006. All of the following shares of common stock issued were issued in non registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). The shares issued in 2005 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The shares of common sock issued were as follows:

     Fiscal Year 2004

On December 17, 2004, James R. Jones bought 100,000 newly issued shares of the Company's common stock at $0.01 per share in exchange for $1,000 cash. These share are to be held for investment purposes.

     Fiscal Year 2005

On February 10, 2005, Trachyte agreed to accept 29,000,000 newly issued shares of the Company's common stock in exchange for $290,000 of partial debt settlement of cash paid to the Company through February 9, 2005 and to accept a replacement note for the balance owed to Trachyte in the amount of $10,258.36 with interest at 12% per annum dated February 10, 2005. The shares were issued at $0.01 per share, which was the closing market bid price on February 9, 2005. The shares are required to be held for at least two years for investment purposes.

     Fiscal Year 2006

On March 1, 2005 the Company purchased approximately 75 acres of land owned by Trachyte, reserving to Trachyte all mineral rights. The acreage purchase allows the Company to move forward on its Green River Utah Power Plant Projects. The land is ideal for a combined power and ethanol plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming baled paper feedstocks. The Company issued 37,500,000 shares of newly issued shares based on the purchase amount at $0.01 per share. These shares are to be held for at least a two year investment period.

On March 4, 2005, Marc C. Wallace bought 100,000 newly issued shares of the Company's common stock at $0.01 per share in exchange for $1,000 cash. These share are to be held for investment purposes.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's primary oil and gas business, the brokerage of leasehold interests, has not materially changed during the period ended March 31, 2006 due to the lack of capital to pursue the purchase of new leases. In light of this lack of capital the Company has been exploring other ways of generating revenues.

     During the 2006 fiscal period, the Company continues to research and develop ("R&D") its biofuels technologies (the "Biofuels Technology") for the recycle of ordinary municipal solid waste, garbage, trash, paper and plastic material streams ("Municipal Waste") into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuels. (See "Research and Development of the Biofuels Technology")

     As a result of its R&D efforts, and after working with engineering and management contractor, W.J. Scales & Company of Boerne, Texas (the "Scales Group"), management believes that the Company has developed what appears to be a commercial application of the Biofuels Technology for the future recovery of inorganic materials and Celmat from the recycle of Municipal Waste (a "Biofuels Project") to be located in California or the Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste.

     If operations commence, it is anticipated that a Biofuels Project would utilize the Biofuels Technology in a facility that combines a Municipal Waste recycle plant, an ethanol fuel production plant and an electrical power plant. The facility would separate Municipal Waste into separate inorganic and organic recovery streams. The inorganic stream products would be sold into the existing commercial salvage ("Salvage") market and the organic stream products would be converted into specialty products such as electricity and ethanol transportation fuels.


     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the Biofuels Technology will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project. Expenses incurred for a Biofuels Project would be accounted for under line item "Research and Development Costs".

Results of Operations

     The Company realized revenues of approximately $97,567 for the fiscal year ended March 31, 2006, compared with approximately $76,147 for the corresponding period ended March 31, 2005. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were zero revenues realized for in oil and gas leasehold sales for the fiscal period ended March 31, 2006, and approximately zero revenues in sales for the corresponding period ended March 31, 2005. Revenues from the sale of the Company's geologic information services were approximately $3,650 for the fiscal period ended March 31, 2006, compared with approximately $4,800 for the corresponding period ended March 31, 2005. Revenues from the Company's geologic information services have declined steadily from the collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which could, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $93,916 for the fiscal period ended March 31, 2006, compared to approximately $71,347 for the corresponding period ended March 31, 2005. Oil production revenues are up as a result of current high world crude oil and natural gas prices.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2006, compared to zero for the comparable period ended March 31, 2005. Expenses associated with the Company's geologic information services were approximately $4,650 for the fiscal period ended March 31, 2006, compared to approximately $4,745 for the comparable period ended March 31, 2005. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal period ended March 31, 2006, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2005, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March


31, 2005 were approximately $60,776, compared to approximately
$87,995 for the comparable period ended March 31, 2005. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2006 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were approximately $65,384 for the fiscal period ended March 31, 2006, compared to $12,303 for the comparable period ended March 31, 2005.

     The Company's net loss for the 2006 fiscal period ended March 31, 2006 was approximately $24,856, compared to approximately $56,629 for comparable 2005 fiscal period and it expects to operate at a loss for the 2007 fiscal period, due to continued R&D costs incurred for its several current Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2007, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain high world crude oil and natural gas prices.

     The Company has available at March 31, 2006, unused tax operating loss carry forward of approximately $2,000,000 that may be applied against future taxable income through 2026. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

Financial Condition

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company and is currently consulting with the Scales Group for the engineering, management, and construction of Biofuels Projects.



There is no assurance that the efforts of management or the Scales Group to locate and secure financing will be successful, and the failure to secure Biofuels Project financing would substantially alter management's assumptions as herein presented.
(See "Consolidated Financial Statements").

     Revenue reduction in the Company's overall oil and gas business was related to effects of the original worldwide collapse of crude oil prices in 1986 and the corresponding reduced oil and gas brokerage activity of the Company. Because of the reduced activity in its oil and gas business and a 1992 loss of approximately $4,100,000 in Biomass International, Inc. ("Biomass"), a former partially owned biomass material R&D subsidiary, the Company is currently experiencing cash flow difficulties.

     The Company's most significant assets are (1) its oil and gas production income, (2) its oil and gas leaseholds held for resale, approximating 13,000 net acres at July 13, 2006, including leaseholds acquired under its unrelated third-party agreements, and (3) its plan for the full development of a Biofuels Project. Other assets are; (4) the approximate $2 million tax loss carry forward, and (5) 5,252,556 shares of Biomass. In 1994, Biomass ceased to exist as an R&D organization and in March 2000, Biomass was sold as a shell company to an unrelated third-party under a reorganization plan, ending a 12 year biomass to ethanol R&D effort.

     Due to unresolved issues related to Biomass the Company does not expect to recover any, of its approximate $4,100,000 investment in Biomass represented by 5,252,556 shares of Biomass common stock. At July 13, 2006, the Biomass shares had no quoted bid price on the electronic OTC Pink Sheet market system. With no bid, or volume on a daily basis, and sales of the Biomass shares appear impractical in the foreseeable future.

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

     For the fiscal period ended March 31, 2006, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company: (1) He has guaranteed one credit card up to approximately $86,000 with an outstanding balance of approximately $85,573 at the end of the period, and (2) he continues to loan the Company funds through his 100% owned privately-held Utah corporation, Trachyte Oil Company ("Trachyte") with an outstanding loan balance of zero, with no current interest for a total of zero at the period ended March 31, 2006. Liabilities incurred under the use of the credit cards are being accounted for under line item "Revolving Line of Credit" and expenses incurred under the loan agreement are being accounted for under line item "Notes payable to related parties".

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at July 13, 2006.

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

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At July 13, 2006, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       68       CEO/President/Chairman
     Pamela K. Nelson     48       Vice President/Secretary
     Michael M. Cannon    58       Director


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


Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2006 $50,000(1)      -0-   $4,000     -0-    -0-
President/CEO   2005 $50,000(1)      -0-   $4,000     -0-    -0-
                2004 $50,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.


     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2006. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company continues to provide Rowell with credit cards and with an automobile at a cost of approximately $4,000 per year.

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



Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of July 13, 2006, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)            120,967,113          65.0%

     Pamela K. Nelson               12,991,124           7.0%

     Michael M. Cannon                  13,000            .0%

     All Officers and Directors
       as a group                  133,971,237          72.0%
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

     During the twelve year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of July 13, 2006.







     During the fiscal period ended March 31, 2006, the Company continued to experience severe cash flow difficulties which have continued into the 2007 fiscal period. Since the Company has been unable to repay any of the loans from Trachyte during the past two fiscal periods, Trachyte has received a demand note from the Company, including interest at 12% per annum, with a principal and interest balance at March 31, 2006 of zero.

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

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2006 and March 31, 2005 and for the quarterly financial statements on Form 10-QSB were approximately $9,750 and $7,600, respectively. There were no other fees charged to the Company by HJ & Associates.

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


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
July 13, 2006
Salt Lake City, Utah

























EXHIBIT "32"

CERTIFICATION PURSUANT TO
      18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: July 13, 2006
























SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
July 13, 2006
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     July 13, 2005
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             July 13, 2005
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             July 13, 2005
  Michael M. Cannon











STANDARD ENERGY CORP ORATION
AND SUBSIDIARIES

                          CONSOLIDATED FINANCI          AL
STATEMENTS

                          March 31, 2006








































C O N T E N T S


Report of Independent Registered Public Accounting Firm....  33

Consolidated Balance Sheet.................................  34

Consolidated Statements of Operations......................  36

Consolidated Statements of Stockholders Equity ............  37

Consolidated Statements of Cash Flows......................  38

Notes to the Consolidated Financial Statements.............  40






































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2006, and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has had no significant operating results to date and has a working capital deficit which together raises substantial doubt about its ability to continue as a going concern.
Management s plans with regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
July 6, 2006


STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance              Sheet

                          ASSETS

                                                      March 31,
CURRENT ASSETS                                           2006

  Cash                                               $    47,005
  Accounts Receivable                                      7,189
  Marketable Securities (Note 12)                        169,440

    Total Current Assets                                 223,634

PROPERTY AND EQUIPMENT, net (Note 2)                      61,094

OTHER ASSETS

  Cash surrender value   life insurance                   15,691
  Oil and gas leases held for resale (Note 3)             49,754
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                    90,445

    TOTAL ASSETS                                     $   375,173




























The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance        Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses              $    37,654
  Revolving line of credit (Note 11)                      85,573
  Note payable (Note 10)                                   3,712
  Note payable - related party (Note 5)                        0

    Total Current Liabilities                            126,939

LONG TERM DEBT

  Note payable (Note 10)                                   1,235

    Total Long Term Debt                                   1,235

      Total Liabilities                                  128,174


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 187,536,974 shares
   issued and outstanding                              1,875,369
  Additional paid-in capital                           7,933,691
  Treasury stock                                         (83,253)
  Accumulated other comprehensive income                   8,989
  Accumulated deficit                                 (9,487,797)

    Total Stockholders' Equity                           246,999

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                           $   375,173










The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nts of Operations



                                           For the Years Ended
                                                 March 31,
                                             2006         2005

REVENUES

  Oil and gas information services      $     3,651  $     4,800
  Oil and gas lease royalties                93,916       71,347

    Total Revenues                           97,567       76,147

EXPENSES

  Oil and gas information services            4,650        4,745
  Depreciation, depletion/amortization        3,660        3,660
  Biofuels Project costs                     65,384       12,303
  General and administrative                 60,777       87,995

    Total Expenses                          134,471      108,703

OPERATING LOSS                              (36,904)     (32,556)

OTHER INCOME (EXPENSE)

  Interest and other income                  21,700        7,230
  Interest expense                           (9,653)     (31,303)

    Total Other Income (Expense)             12,047      (24,073)

NET LOSS                                $   (24,857) $   (56,629)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    177,673,960  124,756,974

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in unrelated gain on
  marketable securities                       8,989            0

TOTAL COMPREHENSIVE LOSS                $   (15,868) $   (56,629)







The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme   nt of Stockholders' Equity
For the Years Ended      March 31, 2006 and 2005


            Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares

 Amount       Capital        Deficit

Balance, March 31, 2004  1,037,420  $   (83,253)   120,836,974
$
1,208,369   $ 7,961,073   $ (9,406,311)

Common Stock issued for
cash at $0.01 per share          0            0        200,000

    2,000            0               0

Common Stock issued for
extinguishment of debt
at $0.01 per share               0            0     29,000,000

  290,000            0               0

Contributed capital for
services rendered by an
officer                          0            0              0

        0        50,000              0

Net loss for the year
 ended March 31, 2005            0            0              0

        0             0        (56,629)

Balance, March 31, 2005  1,037,420      (83,253)   150,036,974

1,500,369     8,011,073     (9,462,940)

Contributed capital for
 services rendered by an
 officer                         0            0              0

        0        50,000              0

Shares issued to Trachyte
 Oil Company for purchase
 of land                         0            0      37,500,00

  375,000      (318,817)             0

Trachyte contribution            0            0              0

        0       191,435              0

Net loss for the year
 ended March 31, 2006            0            0              0

        0             0        (24,857)
Balance, March 31, 2006  1,037,420  $   (83,253)   187,536,974
$
1,875,369   $ 7,933,691   $ (9,487,797)

The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nt of Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2006        2005
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $  (24,857) $  (56,629)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation, depletion and
      amortization                             3,660       3,660
     Contributed capital for services
      rendered by an officer                  50,000      50,000
     Realized gain on sale of marketable
      securities                             (16,635)          0
   Changes in assets and liabilities:
     Increase in accounts receivable          (7,189)          0
     Increase in accounts payable and
      accrued expenses                         3,710           0
     Net Cash Provided (used) by Operating
       Activities                              8,689      (2,969)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable
     securities                              240,322           0
    Payments for purchase of marketable
     securities                             (384,138)          0
    Increase in oil & gas lease (Trachyte)    (7,711)          0
Cash value   life insurance                   (6,884)     (7,999)

Net Cash Provided (Used) by Investing
  Activities                                (158,411)     (7,999)

CASH FLOWS FROM FINANCING ACTIVITIES

Paid in Capital from Trachyte                191,435           0
Common Stock issued                                0       2,000
Payments on notes payable
 - related parties                            (7,497)    (47,387)
Proceeds from notes payable
 - related parties                                 0      72,892
Net change to line of credit and
  Notes payable                                6,197     (10,862)
Net Cash Provided by Financing
Activities                                   190,135      16,643

NET INCREASE IN CASH                          40,413       5,675
CASH AT BEGINNING OF YEAR                      6,592         917

CASH AT END OF YEAR                       $   47,005  $    6,592

The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Cash Flows (Continued)


                                            For the Years Ended
                                                 March 31,
                                              2006        2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $        0  $    1,951
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for payment on note
  payable and accrued interest
     related party                        $        0  $  290,000
  Common stock issued for land
     related party                        $   56,183  $        0































The accompanying notes are an integral part of these consolidated financial statements
              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005


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

Principles of Consolidation

The consolidated financial statements include the accounts of Standard Energy Corporation and its wholly-owned subsidiaries, Standard EnviroSystems, Inc., and Petroleum Investment Company "(collectively the Company)". Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.


              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes royalty revenue from various oil and gas leases held in Utah and Wyoming. Royalty revenue (oil production revenue) is earned as it is extracted from the Company's leased properties and when the amount is reasonably determinable and collection assured.

Marketable Securities

The Company follows the provisions of SFAS 115 regarding marketable securities. The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

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






              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of
March 31, 2006 and 2005:
                                               2006        2005
Deferred tax assets
  NOL Carryover                           $ (785,777) $ (754,500)

  Contribution Carryover                      (4,311)     (4,311)
  Total Deferred Tax Asset                         0           0

Deferred tax liabilities:                          0           0
Valuation allowance                          790,088     778,666

Net deferred tax asset                    $        0  $        0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended
March 31, 2006 and 2005 due to the following:

                                               2006        2005

Book income                               $   (9,694) $  (22,085)
Services                                      19,500      19,500
Other                                          1,242       2,585
NOL Utilization                                    0           0
Valuation allowance                            3,684           0
Depreciation                                  14,696           0

                                          $        0  $        0

At March 31, 2006, the Company had net operating loss carryforwards of approximately $2,000,000 that may be offset against future taxable income from the year 2006 through 2026.
No tax benefit has been reported in the March 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of
1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.








STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented.

                                   For the Year Ended
                                     March 31, 2006
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $    (24,857)   177,673,960   $    (0.00)

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












              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2006:

           Vehicle                                    $   18,556
           Oil & Gas Properties                          149,153
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       567,461
             Less: accumulated depreciation             (506,367)

             Total                                    $   61,094

Depreciation expense for the years ended March 31, 2006 and 2005 was $3,660 and $3,660, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March
31,
2006, the Company was holding oil and gas leases for resale with a cost basis of $49,754.

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










              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month. The office space is being rented on a month to month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 1, 2005 the Company purchased approximately 75 acres of land owned by Trachyte, a related party, reserving to Trachyte all mineral rights. The acreage purchase allows the Company to move forward on its Green River Utah Power Plant Projects. The land is ideal for a combined power and ethanol plant, due to its location on the banks of the Green River, one mile downstream from the town of Green River, Utah. It also has potential rail and truck access to accept incoming baled paper feedstocks. The Company issued 37,500,000 shares of newly issued shares for the purchase with the land being valued at Trachyte's carring value of $56,183. These shares are to be held for at least two year investment period.

In December, 2005 Trachyte sold to Standard Energy two oil and gas
Utah State leases totaling approximately 951 acres at approximately
$9,911 for both leases. Also, Trachyte sold a third lease to Delta
Petroleum Corporation, an unrelated third party, and contributed $193,635 of the revenue from that transaction to Standard Energy.

The Company signed a $50,000 note payable to Trachyte on March
31,
1998 related to funds advanced to the Company. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as additional funds have been advanced. On July
31, 2002, the Company issued 15,000,000 shares of its common stock
for payment on this note payable and accrued interest totaling $300,000. The shares were issued at a discount of $0.01 to market value.  Accordingly, compensation expense in the amount of
$150,000
(15,000,000 x $0.01) was recognized upon issuance of the shares. On August 1, 2002, the Company cancelled the original note payable and issued a new note payable for remaining balance of $311,395. The new note also bears interest at 12%, is due on demand and is unsecured. At March 31, 2006 the note balance was paid off.

During the years ended March 31, 2006 and 2005, an officer of the Company contributed services valued at $50,000 and $50,000, respectively, which is recorded as an increase in additional paid-in capital.




              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

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

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.













              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 8 - INDUSTRY SEGMENTS

The Company operates in three principal industries: oil and gas information services, brokerage of oil and gas leasehold interests and oil and gas exploration and production. Information as to the Company's segments is summarized below as of March 31 for the years then ended:
                                              2006        2005

Revenues
  Oil and gas activities                  $    3,651  $    4,800
  Oil and gas leases royalties                93,916      71,346
                                          $   97,567  $   76,147
Operating Loss
  Oil and gas activities                  $     (999) $       55
  Oil and gas royalties                       93,916      71,347
  Project costs                              (65,384)    (12,303)
  Corporation and investment                 (64,437)    (91,655)
                                          $  (36,904) $  (32,556)
Identifiable Assets
   Oil and gas leases held for resale     $   49,754  $   42,043
   Pledged drilling bonds                     25,000      25,000
   Corporation and investment                300,419      23,971
                                          $  375,173  $   91,014

Depreciation, Depletion and Amortization
 Corporation and investment               $    3,660  $    3,660

The Company has no intersegment sales or sales to affiliated customers. Operating loss consists of total revenues less total expenses, except for interest expense which has not been allocated to any segment. Identifiable assets by segment represent those assets that are used in the Company's operations in each industry. Corporate assets which are not allocated to any segment are principally cash, short-term investments, marketable securities and a portion of property and equipment. Capital expenditures in fiscal 2006 and 2005 were insignificant. The Company's oil and gas exploration and production operations are presently insignificant and no reserve information is available.












              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2006 and 2005

NOTE 9 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statement or results of operations:

     - SFAS No. 143, Accounting for Asset Retirement Obligations;
     - SFAS No. 145, Recision of FASB Statements 4, 44, and 64,

       amendment of Statement 13, and Technical Corrections;
     - SFAS No. 146, Accounting for Exit or Disposal Activities;
     - SFAS No. 147, Acquisitions of certain Financial
       Institutions;and
     - SFAS No. 148, Accounting for Stock Based Compensation.
     - SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;
     - SFAS No. 150, Accounting for Certain Financial Instruments

       with Characteristics of both Liabilities and Equity

In addition, during the year ended March 31, 2006, FASB
Interpretations No. 45 and No. 46, along with various Emerging
Issues Task Force Consensuses (EITF) were issued and adopted by the
Company and has no impact on its financial statements.

NOTE 10 - NOTE PAYABLE

    Note payable to vehicle financing agency,
    bearing no interest, monthly payments of
    $309, secured by vehicle                       $     4,947

    Less current portion                                (3,712)

    Long Term portion                              $     1,235

    Future maturities of long term debt are as follows:

                       For the year ended
                            March 31,

                            2007               $    3,712
                            2008                    1,235

                              Total            $    4,947

NOTE 11 - REVOLVING LINES OF CREDIT

     Line of credit due to Wells Fargo
     Business currently in default,
     bearing interest at 12.5%, unsecured.      $   85,573

                                                $   85,573

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
        Notes to the Consolidated Financial Statements
March 31, 2006 and 2005

NOTE 12 - CURRENT ASSETS AVAILABLE FOR SALE EQUITY SECURITIES

Included in current assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                             March 31
                                           2006         2005

Market Value                            $  169,440            0
Cost                                       160,451            0
Gross unrealized holding gains
     before income tax effect                8,989            0
Income tax effect                                0            0
Gross unrealized holding gains,
     net of income tax effect,
     included in stockholders' equity        8,989            0

Realized gains on available-for-sale securities amounted to $16,635 for the year ended March 31, 2006 and $0 for the year ended March 31, 2005. Proceeds from sales of available-for-sale securities amounted to $240,322 for the year ended March 31, 2006, and $0 for the year ended March 31, 2005. The Company uses the specific identification method to determine the cost of securities sold.