Form 10QSB
period 2006-06-30
STANDARD ENERGY CORP
filed 2006-08-14
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2006

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

     Common Stock outstanding at August 13, 2006: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2006

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                June 30, 2006 and March 31, 2006..................    3
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2006 and 2005......................    5
             Notes to consolidated financial statements...........    7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   8
             Financial Condition...................................  10
             Plan of Operation.....................................  11
             Inflation.............................................  12
             Recent Accounting Pronouncements......................  12
             Government Regulations................................  12
             Off-Balance Sheet Arrangements..........................12
             Management's Conflicts of Interest....................  12
             Transactions with Management and Others...............  13
             Research and Development of the Biofuels Technology...  13
             Forward Looking Statements............................  14
     Item 3. Controls and Procedures...............................  15

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  15
     Item 2. Changes in Securities.................................  15
     Item 3. Defaults upon Senior Securities.......................  15
     Item 4. Submission of Matters to a Vote of Security Holders...  15
     Item 5. Other Information.....................................  15
     Item 6. Exhibits..............................................  15
     Signature Page................................................  16
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  16
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  18






                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                     June 30       March 31
                                                      2006           2006
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $   85,400      $   47,005
  Accounts Receivable                                   6,031           7,189
  Marketable Securities                               169,650         169,440

    Total Current Assets                              261,081         223,634

PROPERTY AND EQUIPMENT, net                            86,332          61,094

OTHER ASSETS

  Cash surrender value - life insurance                15,691          15,691
  Oil and gas leases held for resale                   49,754          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 90,445          90,445

    TOTAL ASSETS                                   $  437,858      $  375,173
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                June 30      March 31
                                                 2006          2006
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   35,247       $  37,654
  Revolving lines of credit                      88,248          85,573
  Notes payable current portion                   6,416           3,712

   Total Current Liabilities                    129,911         126,939

LONG TERM DEBT

  Note payable                                   15,044           1,235

    Total Long Term Debt                         15,044           1,235

    Total Liabilities                           144,955         128,174

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,536,974 shares issued and
     outstanding                              1,875,369       1,875,369
  Additional paid-in capital                  7,946,191       7,933,691
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income         57,920           8,989
  Accumulated deficit                        (9,503,324)     (9,487,797)

    Total Stockholders' Equity                  292,903         246,999

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  437,858      $  375,173








The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Three Months    Three Months
                                                     Ended          Ended
                                                     June 30,      June 30,
                                                     2006            2005
REVENUES

  Oil and gas services                             $      450      $    1,400
  Oil production                                       14,070          15,001

    Total Revenues                                     14,520          16,401

EXPENSES

  Oil and gas activities                                8,274           1,226
  Depreciation, depletion and amortization              1,359             915
  Biofuels project costs                               23,261          13,367
  General and administrative                           33,234          13,604

    Total Expenses                                     66,128          29,112

OPERATING LOSS                                        (51,608)        (12,711)

OTHER INCOME (EXPENSE)

  Interest and other income                               255             144
  Gain on sale of marketable securities                38,500               0
  Interest expense                                     (2,674)         (2,464)

    Total Other Income (Expense)                       36,081          (2,320)

NET LOSS                                              (15,527)        (15,031)

Other Comprehensive LOSS

  Change in unrealized gain on
  marketable securities                                48,931               0

Total Comprehensive Income (Loss)                  $   33,404      $  (15,031)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     150,036,974



The accompanying notes are an integral part of these consolidated financial statements.
                                       5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                  For the Three  For the Three
                                                  Months Ended  Months Ended
                                                    June 30,       June 30,
                                                      2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (15,527)  $    (15,031)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           1,359            915
     Contributed capital for services
      rendered by an officer                           12,500         12,500
     Realized gain on sale of marketable
      securities                                      (38,500)             0
  Changes in assets and liabilities:
     Increase (decrease) in accounts                   (2,407)            62
      payable and accrued expenses
     Increase in accounts receivable                    1,158              0
        Net Cash Provided by (Used by)
        Operating Activities                          (41,417)        (1,554)

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of marketable
          securities                                  124,808              0
        Payments for purchase of marketable
          securities                                  (37,587)             0
        Payments for puchase of fixed assets          (26,597)             0
        Net cash provided by Investing Activities      60,624              0

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on notes payable - related party           0         (5,900)
        Payments on notes payble & lines of credit       (928)          (928)
        Proceeds from notes payable & lines of
          credit                                       20,116          2,364
        Net Cash Provided by (used by)
        Financing activities                           19,188         (4,464)

NET INCREASE (DECREASE) IN CASH                        38,395         (6,018)
CASH AT BEGINNING OF PERIOD                            47,005          6,592
CASH AT END OF PERIOD                             $    85,400   $        574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $         0      $     100
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    12,500      $  12,500

The accompanying notes are an integral part of these consolidated financial
statements.                            6
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2006
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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



                                     7

NOTE C - CAR AND USE OF COMPANY CREDIT CARD

The Company will provide Mr. Rowell with an automobile. The Company will also provide Mr. Rowell with a Company credit card. The exepected cost to the Company will be approximtely $10,000 per year.

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

     During the 2007 fiscal period, the Company continues to research and develop its biofuels technologies for the recycle of ordinary MSW, garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into electric power and ethanol transportation fuel.

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

Results of Operations

     The Company realized revenues of approximately $14,500 for the three-month period ended June 30, 2006, compared with approximately $16,400 for the corresponding period ended June 30, 2005. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.
                                     8
     Revenues from the Company's oil and gas lease services were approximately $450 for the three-month period ended June 30, 2006, compared with approximately $1,400 for the corresponding period ended June 30, 2005. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $14,000 for the three-month period ended June 30, 2006, compared to approximately $15,000 for the corresponding period ended June 30, 2005. Oil production revenues are up as a result of world crude oil and natural gas price fluctuations.

     The Company incurred expenses related to its oil and gas activities were approximately $8,200 for the three-month period ended June 30, 2006, compared to approximately $1,200 for the comparable period ended June 30, 2005. General and administrative expense for the period ended June 30, 2006 were approximately $33,200, compared to approximately $13,600 for the comparable period ended June 30, 2006. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous two year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Biofuel Project Costs" and were $23,200 for the three-month period ended June 30, 2006, compared to $13,300 for the comparable period ended June 30, 2005.

     The Company's net loss for the three-month period ended June 30, 2006 was approximately ($15,500), compared to a net loss of approximately ($15,000) for the comparable three-month period ended June 30, 2005, and expects to operate at a loss for the 2007 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Biofuel Project Costs".

     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2007, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues to change due to uncertain world crude oil and natural gas price fluctuations.

     The Company has available at March 31, 2006, unused tax operating loss carry forward of approximately $2,002,000 that may be applied against future taxable income through 2025. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.




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

     Revenue decreased in the Company's overall oil and gas lease royalties which are related to effects of the worldwide increase of crude oil prices and the fluctuation of the amount of oil/gas produced by the various well operators.

     The Company had limited participation in the Leasing Programs for the three-month period ended June 30, 2006, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 13,941 net acres at June 30, 2006, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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




                                     10
     For the three-month period ended June 30, 2006, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the
Company: He has guaranteed one credit card up to approximately $89,000 with an outstanding balance of approximately $88,200 at the end of the period, currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the Biofuels Technology and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at August 13, 2006.

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











                                     11
Inflation

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 13, 2006, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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



                                     12
Transactions with Management and Others

     Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of August 13, 2006.

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







                                     13

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









                                     14
                                PART 1 - ITEM 3

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

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2006.

          Exhibit "31" - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit "32" - Certification of Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.




                                     15
SIGNA  TURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: August 13, 2006






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




                                     16
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e for the registrant and we have:

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



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  August 13, 2006










                                     17
                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  August 13, 2006



















                                     18