Form 10QSB
period 2006-09-30
STANDARD ENERGY CORP
filed 2006-11-07
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2006

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

     Common Stock outstanding at November 2, 2006: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2006

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                September 30, 2006 and March 31, 2006.............    3
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2006 and 2005.................    5
             Consolidated Statements of Operations -
                For the three months
                ended September 30, 2006 and 2005.................    6
             Notes to consolidated financial statements...........    8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................   9
             Financial Condition...................................  11
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  13
             Off-Balance Sheet Arrangements..........................13
             Management's Conflicts of Interest....................  13
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  14
             Forward Looking Statements............................  15
     Item 3. Controls and Procedures...............................  16

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  16
     Item 2. Changes in Securities.................................  16
     Item 3. Defaults upon Senior Securities.......................  16
     Item 4. Submission of Matters to a Vote of Security Holders...  16
     Item 5. Other Information.....................................  16
     Item 6. Exhibits..............................................  16
     Signature Page................................................  17
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  17
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  19



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                  September 30     March 31
                                                      2006           2006
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $    7,973      $   47,005
  Accounts Receivable                                   7,600           7,189
  Marketable Securities                               179,400         169,440

    Total Current Assets                              194,973         223,634

PROPERTY AND EQUIPMENT, net                            84,087          61,094

OTHER ASSETS

  Cash surrender value - life insurance                15,691          15,691
  Oil and gas leases held for resale                   49,754          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 90,445          90,445

    TOTAL ASSETS                                   $  369,505      $  375,173
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30    March 31
                                                 2006          2006
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   39,822       $  37,654
  Revolving lines of credit                      91,005          85,573
  Notes payable current portion                   5,795           3,712

   Total Current Liabilities                    136,622         126,939

LONG TERM DEBT

  Note payable                                   14,076           1,235

    Total Long Term Debt                         14,076           1,235

    Total Liabilities                           150,698         128,174

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,536,974 shares issued and
     outstanding                              1,875,369       1,875,369
  Additional paid-in capital                  7,958,691       7,933,691
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income         34,328           8,989
  Accumulated deficit                        (9,566,328)     (9,487,797)

    Total Stockholders' Equity                  218,807         246,999

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  369,505      $  375,173








The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Six Months     Six Months
                                                    Ended          Ended
                                                 September 30,  September 30,
                                                     2006            2005
REVENUES

  Oil and gas services                             $      900      $    3,402
  Oil production                                       33,348          36,597

    Total Revenues                                     34,248          39,999

EXPENSES

  Oil and gas activities                                3,798           2,408
  Depreciation, depletion and amortization              3,603           1,830
  Biofuels project costs                               77,975          29,454
  General and administrative                           55,345          29,201

    Total Expenses                                    140,721          62,893

OPERATING LOSS                                       (106,473)        (22,894)

OTHER INCOME (EXPENSE)

  Interest and other income                               662             292
  Gain on sale of marketable securities                33,191               0
  Interest expense                                     (5,911)         (4,832)

    Total Other Income (Expense)                       27,942          (4,540)

NET LOSS                                              (78,531)        (27,434)

Other Comprehensive LOSS

  Change in unrealized gain on
  marketable securities                                25,339               0

Total Comprehensive Income (Loss)                  $  (53,192)     $  (27,434)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     164,791,072



The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                Three Months   Three Months
                                                     Ended          Ended
                                                September 30,  September 30,
                                                     2006            2005
REVENUES

  Oil and gas services                             $      450      $    2,002
  Oil production                                       19,278          21,596

    Total Revenues                                     19,728          23,598

EXPENSES

  Oil and gas activities                               (4,476)          1,182
  Depreciation, depletion and amortization              2,244             915
  Biofuels project costs                               54,714          16,087
  General and administrative                           22,111          15,597

    Total Expenses                                     74,593          33,781

OPERATING LOSS                                        (54,865)        (10,183)

OTHER INCOME (EXPENSE)

  Interest and other income                               407             148
  Gain (loss) on sale of marketable securities         (5,309)              0
  Interest expense                                     (3,237)         (2,368)

    Total Other Income (Expense)                       (8,139)         (2,220)

NET LOSS                                              (63,004)        (12,403)

Other Comprehensive LOSS

  Change in unrealized gain on
  marketable securities                               (23,592)              0

Total Comprehensive Income (Loss)                  $  (86,596)     $  (12,403)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     179,384,800


The accompanying notes are an integral part of these consolidated financial statements.
                                        6
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Six    For the Six
                                                 Months Ended   Months Ended
                                                 September 30,  September 30,
                                                     2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $   (78,531)  $    (27,434)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           3,604          1,830
     Contributed capital for services
      rendered by an officer                           25,000         25,000
     Realized gain on sale of marketable
      securities                                      (33,191)             0
  Changes in assets and liabilities:
     Increase (decrease) in accounts                    2,168          2,157
      payable and accrued expenses
     Increase in accounts receivable                     (411)             0
        Net Cash Provided by (Used by)
        Operating Activities                          (81,361)         1,553

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of marketable
          securities                                  146,708              0
        Payments for purchase of marketable
          securities                                  (98,138)             0
        Payments for purchase of fixed assets         (26,597)             0
        Net cash provided by Investing Activities      21,973              0

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on notes payable - related party           0         (9,970)
        Payments on notes payable & lines of credit    (2,518)             0
        Proceeds from notes payable & lines of
          credit                                       22,874          2,946
        Net Cash Provided by (used by)
        Financing activities                           20,356         (7,024)
NET INCREASE (DECREASE) IN CASH                       (39,032)        (5,471)
CASH AT BEGINNING OF PERIOD                            47,005          6,592
CASH AT END OF PERIOD                             $     7,973   $      1,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $         0      $     100
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    25,000      $  25,000
Issued 37,500,000 common shares for land          $         0      $  56,183

The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2006
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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



                                     8

NOTE C - CAR AND USE OF COMPANY CREDIT CARD

The Company will provide Mr. Rowell with an automobile. The Company will also provide Mr. Rowell with a Company credit card. The expected cost to the Company will be approximately $10,000 per year.

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

     Fundamentally, the Company has three principal businesses. They are its traditional oil and gas lease activities, its producing and non-producing royalty holdings and its "Biofuel Projects".

     During the 2007 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into approximately (1/3) lignin, approximately (1/3) CO2 bottled gas and approximately (1/3) electric power and ethanol transportation fuel (E85 fuels).

     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its biofuel technologies for the future recovery of inorganic materials and Celmat from the recycle of "Municipal Waste" Biofuel Projects. A Biofuels Project would be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the biofuels technologies will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project. Expenses incurred for a Biofuels Project would be accounted for under line item "Biofuel Project Costs".

Results of Operations

     The Company realized revenues of approximately $34,200 for the six-month period ended September 30, 2006, compared with approximately $40,000 for the corresponding period ended September 30, 2005. Cash requirements
                                     9
during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were approximately $900 for the six-month period ended September 30, 2006, compared with approximately $3,400 for the corresponding period ended September 30, 2005. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $33,300 for the six-month period ended September 30, 2006, compared to approximately $36,600 for the corresponding period ended September 30, 2005.

     The Company incurred expenses related to its oil and gas activities were approximately $3,800 for the six-month period ended September 30, 2006, compared to approximately $2,400 for the comparable period ended September 30, 2005. General and administrative expense for the period ended September 30, 2006 were approximately $55,345, compared to approximately $29,201 for the comparable period ended September 30, 2005. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were $78,000 for the six-month period ended September 30, 2006, compared to approximately $29,400 for the comparable period ended September 30, 2005.

     The Company's net loss for the six-month period ended September 30, 2006 was approximately ($78,500), compared to a net loss of approximately ($27,400) for the comparable six-month period ended September 30, 2005, and expects to operate at a loss for the 2007 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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

     The Company had limited participation in the Leasing Programs for the six-month period ended September 30, 2006, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 13,941 net acres at September 30, 2006, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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




                                     11
     For the six-month period ended September 30, 2006, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $91,000 with an outstanding balance of approximately $91,005 at the end of the period. It is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at November 2, 2006.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 2, 2006, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of November 2, 2006.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuel Technologies for a Biofuels Project. This effort was centered on management's belief that a Celmat to ethanol technology could be commercialized, based on the Company's extensive experience at its former research center from 1982 through 1992, and its experience in developing a Biofuels Project.

     During December, 2005 Trachyte sold to Standard Energy two oil and gas Utah State leases totaling approximately 951 acres at approximately $9,911 for both leases. Also, Trachyte sold a third lease to Delta Petroleum Corporation, an unrelated third party, and contributed $193,635 of the revenue from that transaction to Standard Energy.

Research and Development of the Biofuels Technology

     Essentially, the Company has three principal businesses. They are its traditional oil and gas activities, its royalty holdings and its Biofuel Projects. They have, during the past 20-years, provided in excess of $13,000,000 to conduct the R&D effort to commercialize its second business, the commercial development of its Biofuel Technologies, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's biofuel technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.






                                     14

     Based on its R&D efforts, the Company believes a Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which plants would combine recycling, electric power, ethanol and E85 fuels production at several regional Biofuel Plant sites.

     The Company further believes that its innovative Biofuel Technologies would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol and E85 fuels, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel, that today is competitive in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by eastern U.S. municipalities to landfills for the disposal of Municipal Waste. The paper waste in that same MSW could be used to make lignin fuel and ethanol based E85 transportation fuels.

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

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2006.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)







                              By: /s/ Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 2, 2006






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



/s/ Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  November 2, 2006










                                     18
                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  November 2, 2006



















                                     19