Form 10QSB
period 2006-12-30
STANDARD ENERGY CORP
filed 2007-02-09
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2006

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

     Common Stock outstanding at February 9, 2007: 187,536,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2006

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2006 and March 31, 2006...............   3
             Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2006 and 2005...................   5
             Consolidated Statements of Operations -
                For the three months
                ended December 31, 2006 and 2005...................   6
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................   9
             Financial Condition...................................  11
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  14
             Off-Balance Sheet Arrangements..........................14
             Management's Conflicts of Interest....................  14
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  15
             Forward Looking Statements............................  16
     Item 3. Controls and Procedures...............................  17

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  17
     Item 2. Changes in Securities.................................  17
     Item 3. Defaults upon Senior Securities.......................  17
     Item 4. Submission of Matters to a Vote of Security Holders...  17
     Item 5. Other Information.....................................  17
     Item 6. Exhibits..............................................  17
     Signature Page................................................  18
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  18
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  20



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                   December 31     March 31
                                                      2006           2006
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $  118,252      $   47,005
  Accounts Receivable                                   9,321           7,189
  Marketable Securities                               207,625         169,440

    Total Current Assets                              335,198         223,634

PROPERTY AND EQUIPMENT, net                            81,842          61,094

OTHER ASSETS

  Cash surrender value - life insurance                15,691          15,691
  Oil and gas leases held for resale                   49,754          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 90,445          90,445

    TOTAL ASSETS                                   $  507,485      $  375,173
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December 31    March 31
                                                 2006          2006
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   11,447       $  37,654
  Revolving lines of credit                     200,370          85,573
  Notes payable current portion                   4,793           3,712

   Total Current Liabilities                    216,610         126,939

LONG TERM DEBT

  Note payable                                   13,495           1,235

    Total Long Term Debt                         13,495           1,235

    Total Liabilities                           230,105         128,174

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,536,974 shares issued and
     outstanding                              1,875,369       1,875,369
  Additional paid-in capital                  7,971,191       7,933,691
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income         (5,072)          8,989
  Accumulated deficit                        (9,480,855)     (9,487,797)

    Total Stockholders' Equity                  277,380         246,999

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  507,485      $  375,173








The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Nine Months    Nine Months
                                                    Ended          Ended
                                                 December 31,    December 31,
                                                     2006            2005
REVENUES

  Oil and gas services                             $    1,200      $    3,402
  Oil production                                       45,795          67,528

    Total Revenues                                     46,995          70,930

EXPENSES

  Oil and gas activities                                4,906           3,613
  Depreciation, depletion and amortization              5,848           2,745
  Biofuels project costs                              142,036          48,105
  General and administrative                           77,054          44,827

    Total Expenses                                    229,844          99,290

OPERATING LOSS                                       (182,849)        (28,360)

OTHER INCOME (EXPENSE)

  Forgiveness of debt                                  25,247               0
  Interest and other income                             1,926           1,608
  Gain on sale of marketable securities               172,030           5,473
  Interest expense                                     (9,412)         (7,155)

    Total Other Income (Expense)                      189,791          (   74)

NET INCOME (LOSS)                                       6,942         (28,434)

Change in unrealized gain on marketable
  securities                                          (14,061)        (19,943)
Total Comprehensive Income (Loss)                  $   (7,119)     $  (48,377)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     172,400,610





The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                 STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                Three Months   Three Months
                                                    Ended          Ended
                                                December 31,     December 31,
                                                     2006            2005
REVENUES

  Oil and gas services                             $      300      $        0
  Oil production                                       12,447          30,931

    Total Revenues                                     12,747          30,931

EXPENSES

  Oil and gas activities                                1,108           1,204
  Depreciation, depletion and amortization              2,245             915
  Biofuels project costs                               64,061          18,651
  General and administrative                           21,709          15,626

    Total Expenses                                    (89,123)        (36,396)

OPERATING LOSS                                        (76,376)         (5,465)

OTHER INCOME (EXPENSE)

  Forgiveness of debt                                  25,247               0
  Interest and other income                             1,264           1,316
  Gain (loss) on sale of marketable securities        138,839           5,473
  Interest expense                                     (3,501)         (2,324)

    Total Other Income (Expense)                      161,849           4,465

NET INCOME (LOSS)                                      85,473          (1,000)

Change in unrealized gain on
  marketable securities                               (39,400)        (19,943)
Total Comprehensive Income (Loss)                  $   46,073      $  (20,943)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,536,974     187,536,974





The accompanying notes are an integral part of these consolidated financial statements.
                                        6
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Nine  For the Nine
                                                 Months Ended  Months Ended
                                                 December 31,  December 31,
                                                     2006            2005
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $     6,942  $    (28,434)
Adjustments to reconcile net loss to
  net cash provided by (used by)
  operating activities:
     Depreciation, depletion and amortization           5,848          2,745
     Contributed capital for services
      rendered by an officer                           37,500         37,500
     Realized gain on sale of marketable
      securities                                     (172,030)             0
  Changes in assets and liabilities:
     Increase (decrease) in accounts
      payable and accrued expenses                    (26,207)           857
     (Increase) in accounts receivable                 (2,132)             0
        Net Cash Provided by (Used by)
        Operating Activities                         (150,079)        12,668

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of marketable
          securities                                  430,619              0
        Payments for purchase of marketable
          securities                                 (310,835)      (204,849)
        Payments for purchase of fixed assets         (26,596)        (9,911)
        Net cash provided by Investing Activities      93,188       (214,760)
CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on notes payable - related party           0        (35,970)
        Payments on notes payable & lines of credit    (4,101)             0
        Contributed capital                                 0        193,635
        Proceeds from notes payable & lines of
          credit                                      132,239         47,178
        Net Cash Provided by (used by)
        Financing activities                          128,138        204,843
NET INCREASE (DECREASE) IN CASH                        71,247          2,751
CASH AT BEGINNING OF PERIOD                            47,005          6,592
CASH AT END OF PERIOD                             $   118,252   $      9,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                     $     1,136      $     100
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    37,500      $  37,500
     Issued 37,500,000 common shares for land     $         0      $  56,183

The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2006
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2006 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

NOTE D -   LEGAL PROCEEDINGS

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLD to represent their interest in this matter.

PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The Company's principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, with the intent of reselling or drilling and developing such leaseholds with third-parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the BLM leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming.

     Fundamentally, the Company has three principal businesses. They are its traditional oil and gas lease activities, its producing and non-producing lease and royalty holdings and its "Biofuel Projects".

     During the 2007 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into approximately (1/3) lignin fuel for generating electric power, approximately (1/3) bottled CO2 gas, and ethanol covertiable into approximately (1/3) transportation fuel (E85 fuels).






                                     9
     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its biofuel technologies for the future recovery of Celmat inorganic materials from the recycle of "Municipal Waste". A Biofuels Project would mostly likely be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

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

Results of Operations

     The Company realized revenues of approximately $46,900 for the nine-month period ended December 31, 2006, compared with approximately $70,900 for the corresponding period ended December 31, 2005. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were approximately $1,200 for the nine-month period ended December 31, 2006, compared with approximately $3,400 for the corresponding period ended December 31, 2005. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was approximately $45,700 for the nine-month period ended December 31, 2006, compared to approximately $67,500 for the corresponding period ended December 31, 2005.

     The Company incurred expenses related to its oil and gas activities were approximately $4,900 for the nine-month period ended December 31, 2006, compared to approximately $3,600 for the comparable period ended December 31, 2005. General and administrative expense for the period ended December 31, 2006 were approximately $77,000, compared to approximately $44,800 for the comparable period ended December 31, 2005. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were approximately $142,000 for the nine-month period ended December 31, 2006, compared to approximately $48,100 for the comparable period ended December 31, 2005.



                                     10
     The Company's net income for the nine-month period ended December 31, 2006 was approximately $6,942, compared to a net loss of approximately ($28,400) for the comparable nine-month period ended December 31, 2005, and expects to operate at a loss for the 2007 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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

Financial Condition

     On January 11, 2007, Delta Petroleum Corp's (Delta) website deltapetro. com/PressRelease reported . . .

     "The GreenTown State 32-42 has been completed in 8 of 12 pay intervals, and production tested at a combined rate of 2.0 million cubic feet of gas per day (Mmcfg/d) and 500 barrels of condensate per day (Bc/d)." And said further . . .

     "The GreenTown State 36-11 has been completed in 2 of 12 pay intervals, and production tested at a combined rate of 4.5 Mmcfg/d and 125 Bc/d" and that "the wells are located 7.5 miles apart yet appear very analogous, with 1,077 and 906 feet of potential productive clastics, respectively, over the 12 separate intervals".

     Delta also said "it is projecting that future wells will be drilled to an average depth of 9,800' for expected costs of $3.0 to $3.5 million each. Initial expectations are that wells will be drilled on 80-acre spacing. Numerous well locations are being permitted and drilling activity should resume within the next 60 days."

     The Company and its affiliate, Trachyte, own 100% interest in approximately 5,000 adjacent federal, state and fee lands to the Delta 36-11 discovery well. The discovery well could be of great potential importance to future Company operations.

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure a Biofuels Project financing would substantially alter management's assumptions as herein presented.
                                     11
     Revenue decreased in the Company's overall oil and gas lease royalties which are related to effects of the worldwide fluctuation of oil and gas prices. The fluctuation of oil and gas prices could also cause a fluctuation of the amount of oil/gas produced by the various well operators.

     The Company had limited participation in the Leasing Programs for the nine-month period ended December 31, 2006, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 13,941 net acres at December 31, 2006, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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

     For the nine-month period ended December 31, 2006, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $94,000 with an outstanding balance of approximately $94,000 at the end of the period. It is currently in default.





                                     12
     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at February 9, 2007.

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






                                     13
Government Regulations

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At February 9, 2007, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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







                                     14
     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of February 9, 2007.

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

Research and Development of the Biofuels Technology

     Essentially, the Company has three principal businesses. They are its traditional oil and gas activities, its royalty holdings and its Biofuel Projects. They have, during the past 20-years, provided in excess of $13,000,000 to conduct the R&D effort to commercialize its second business, the commercial development of its Biofuel Technologies, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful recycled products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's biofuel technologies from the Company's long experience and work conducted at its current and former "Research Centers".

     Based on its R&D efforts, the Company believes a Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which plants would combine recycling, electric power generation, ethanol production and E85 fuels production at several regional Biofuel Plant sites.






                                     15
     The Company further believes that its innovative Biofuel Technologies would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled. Second, it offers a low-cost method of producing ethanol E85 fuels, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel, that today is competitive in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by U.S. municipalities to landfills for the disposal of Municipal Waste. Paper waste in MSW together with woodchips could be used to make lignin and ethanol fuels convertible into E85 common carrier transportation fuels.

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















                                     16
                                PART 1 - ITEM 3

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLD to represent their interest in this matter.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

                                     17
Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2006.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)




                              By: /s/ Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 9, 2007


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


                                     18
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e for the registrant and we have:

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

Date:  February 9, 2007










                                     19

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 9, 2007

















                                     20