Form 10KSB
period 2007-03-31
STANDARD ENERGY CORP
filed 2007-06-28
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2007
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2007 was approximately $68,000.




As of June 28, 2007, 187,846,974 shares of the Issuer's common stock were issued and outstanding of which 53,875,737 shares were held by non-affiliates. As of June 28, 2007, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.06 bid, was approximately $3,232,544.

                            TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   6
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  10
  Environmental Matters.................................  10
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  11
Item 3. LEGAL PROCEEDINGS...............................  11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

PART II.................................................  12

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  12
  Price Range of Common Stock...........................  12
  Approximate Number of Equity Security Holders.........  12
  Dividends.............................................  13
  Shares Issued in Unregistered Transactions............  13
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  14
  General...............................................  14
  Results of Operations.................................  15
  Financial Condition...................................  16
  Plan of Operation.....................................  18
  Inflation.............................................  19
  Recent Accounting Pronouncements......................  19
  Off-Balance Sheet Arrangements........................  19
  Management's Conflicts of Interest....................  19
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  19


Table of Contents Continued

Item 8. CONTROLS AND PROCEDURES                           20
  Evaluation of Disclosure Controls and Procedures        20
  Changes in Internal Controls..........................  20

PART III................................................  20
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  20
  Identification of Directors and Executive Officers....  20
  Significant Employees.................................  21
  Family Relationships..................................  21
  Other Involvement in Certain Legal Proceedings........  22
  Administration Actions................................  22
  Compliance with Section 16(a).........................  22
  Code of Ethics........................................  22
  Audit Committee Financial Reports.....................  22
Item 10. EXECUTIVE COMPENSATION.........................  22
  Summary Annual Compensation Table.....................  23
  Compensation Pursuant to Plans........................  23
  Other Compensation....................................  23
  Compensation of Directors.............................  23
  Termination of Employment and Change of Control
    Arrangements........................................  23
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  24
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  24
  Transactions with Management and Others...............  24
  Forward Looking Statements............................  25
  Indebtedness of Management............................  25
  Parents of Company....................................  25

PART IV.................................................  25

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  25
    Exhibits to Form 10-KSB.............................  25
    Reports on Form 8-K.................................  26
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  26
    Exhibit 31..........................................  26
    SIGNATURE PAGE......................................  28
    Exhibit 32 Chief Executive Officer Certification....  28
    SIGNATURE PAGE......................................  29









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

     The Company evaluates the geologic potential of the leases, which it proposes to acquire, based primarily upon geologic information available through the Company's wholly-owned subsidiary, Petroleum Investment Company ("PIC"). The Company's President, Dean W. Rowell ("Rowell"), is materially involved in such evaluations which are based, among other factors, upon the results of prior exploratory and developmental activities on adjacent and contiguous properties, current lease sale trends and Rowell's 50+ years of experience in the domestic oil and gas business.

     The Company, which is known within the industry as a buyer and seller of leases, typically is approached by a potential buyer for one or more of its leasehold interests. Negotiations generally ensue and a dollar price and retained royalty interest is agreed upon and a sale concludes.

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2007, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in such Leasing Programs due to the deposit feature penalizing many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")







     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2007 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,956           2,698
               Wyoming             1,243           1,243
               Total               5,199           3,941

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2007. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest.

     Management has adopted a policy of periodically evaluating each of the leaseholds held by the Company to determine whether the current market value of a leasehold justifies making additional rental payments and abandons (writes off) those leaseholds for which it does not wish to continue making rental payments. The amount of acreage abandoned and sold by the Company in each of the last two fiscal years has caused the Company's balance of inventory to increase over the course of such period, primarily due to the upturn in the domestic oil industry. No independent appraisals are obtained by the Company on leases purchased, nor is there an independent committee of the Board of Directors which evaluates any of its leases.

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2007 and 2006, revenues from oil and gas lease royalties during such period were approximately $64,762 and $93,916 respectively, reflecting the upturn in the domestic oil industry. (See "Consolidated Financial Statements")



     The Company's oil and gas leasehold inventory remains at approximately 15,000 net acres at the year ended March 31, 2007, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2007 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereon. Aggregate rentals paid by the Company during the years ended March 31, 2007 and 2006 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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

     During fiscal 2007, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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




     During the Company's two fiscal years ended March 31, 2007 and 2006, revenues contributed to the Company's consolidated revenues by PIC were $1,650 and $3,651, respectively. The continued decrease in revenue contributed by PIC for such fiscal period, as compared to prior fiscal years are due to low volume of service demand. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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




Research and Development of the Biofuels Technology

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 28-years, provided in excess of $13,000,000 to conduct the research and development ("R&D") effort to commercialize its second business, the commercial development of its "Biofuels Technology", designed to economically solve the critical problem of disposing of municipal solid waste ("Municipal Waste") through the 100% recycle of "paper waste" into useful products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's technologies from the Company's long experience and work conducted at its former "Research Center" in Utah.

     Based on its R&D efforts, the Company believes a "Biofuels Project" would be the first business to economically produce ethanol transportation fuel from low-cost organic cellulosic materials ("Celmat") consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which Biofuel Plants would combine recycling, electric power and ethanol fuel production and bottled co2 recovery at several regional Biofuels Plant sites.

     The Company further believes that its innovative Biofuels Technology would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled or incinerated. Second, it offers a low-cost method of producing ethanol fuel, the only known commercially viable and publicly accepted renewable low-cost and low-polluting transportation fuel that the Company believes someday will compete in price at the gas pump with gasoline. Third, it offers a low-cost method of producing and generating electric power from ultra clean burning lignin fuel. The reason for such optimism is high gasoline prices and the high "Tip Fee" currently paid by municipalities to landfills and dispose of Municipal Waste.

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

     The Company is pursuing financing ideas through its wholly-owned subsidiaries. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on a Biofuels Project were not finalized or completed as of June 28, 2007.

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





Employees

     As of June 28, 2007, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2007 was approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                3,956           2,698
               Wyoming             1,243           1,243
               Total               5,199           3,941

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum Corporation. a Colorado corporation. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLC of Denver, Colorado to represent their interest in this matter. On May 30, 2007 the Complaint was cancelled by both parties

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2007.

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2006
     First Quarter  ..........    $  0.02        $  0.01
     Second Quarter ..........       0.03           0.02
     Third Quarter  ..........       0.04           0.01
     Fourth Quarter ..........       0.04           0.02
          Fiscal Year 2007
     First Quarter  ..........    $  0.13        $  0.03
     Second Quarter ..........       0.05           0.02
     Third Quarter  ..........       0.03           0.04
     Fourth Quarter ..........       0.09           0.03

          Fiscal Year 2007
     First Quarter  ..........    $  0.06        $  0.04
      (through June 28, 2007)

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 28, 2007

Common Stock, par value $0.01 per share:         1,500
Preferred Stock, par value $0.01 per share:      None Issued

     As of June 28, 2007, there were 187,846,974 shares of common stock outstanding and approximately 1,500 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Shares Issued in Unregistered Transactions

     The Company issued shares of our common stock in unregistered transactions from 2002 through 2007. All of the following shares of common stock issued were issued in non-registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). Shares issued in 2006 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended, and issued as follows:

     Fiscal Year 2007

     On February 5, 2007, E.S. Bunting bought 100,000 newly issued shares of the Company's common stock at $0.05 per share in exchange for $5,000 cash. Harold P. McEvan, Trust bought 200,000 newly issued shares of the Company's common stock at $0.05 per shares in exchange for $10,000 and Dennis Ashley bought 10,000 shares of the newly issued shares of the Company's common stock at $0.05 per shares in exchange for $500. These share are to be held for investment purposes.











Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

     The Company's principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds, with the intent of reselling or drilling and developing such leaseholds with third-parties. Historically, the Company has acquired primarily federal and state oil and gas leaseholds through the Leasing Programs, principally offered by the States of Utah and Wyoming.

     Fundamentally, the Company has three principal businesses. They are its traditional oil and gas lease activities, its producing and non-producing lease and royalty holdings and its biofuels business. In 2007, the Company's principal business began to change. Its PIC business and traditional oil and gas lease activities have substantially slowed, while its oil and gas drilling and development business has improved and the Biofuel Project is gaining substantial domestic USA support.

     During the 2007 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into approximately (1/3) lignin fuel for generating electric power, approximately (1/3) bottled CO2 gas, and ethanol covertiable into approximately (1/3) E85 transportation fuels.

     As a result of its R&D efforts, management believes the Company has developed what appears to be a commercial application of its Biofuel Technology for the future recovery of Celmat Wastes. A Biofuels Project would mostly likely be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

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




Results of Operations

     The Company realized revenues of approximately $68,000 for the fiscal year ended March 31, 2007, compared with approximately $98,000 for the corresponding period ended March 31, 2006. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were zero revenues realized for in oil and gas leasehold sales for the fiscal period ended March 31, 2007, and approximately zero revenues in sales for the corresponding period ended March 31, 2006. Revenues from the sale of the Company's geologic information services were approximately $1,650 for the fiscal period ended March 31, 2007, compared with approximately $3,650 for the corresponding period ended March 31, 2006. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity sufficient to create a need for the Company's geologic information services. Revenue from oil production was approximately $66,000 for the fiscal period ended March 31, 2007, compared to approximately $94,000 for the corresponding period ended March 31, 2006. Oil production revenues are down due to declining production on Company leaseholds.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2007, compared to zero for the comparable period ended March 31, 2006. Expenses associated with the Company's geologic information services were approximately $6,287 for the fiscal period ended March 31, 2007, compared to approximately $4,650 for the comparable period ended March 31, 2006. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal period ended March 31, 2007, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2006, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2006 were approximately $164,000, compared to approximately $60,000 for the comparable period ended March 31, 2006. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2007 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were approximately $184,000 for the fiscal period ended March 31, 2007, compared to $65,000 for the comparable period ended March
31, 2006.

     The Company's net loss for the 2007 fiscal period ended March 31, 2007 was approximately $100,138, compared to approximately $25,000 for comparable 2006 fiscal period and it expects to operate at a loss for the 2008 fiscal period, due to continued R&D costs incurred for its several current Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2008, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain high world crude oil and natural gas prices.

     The Company has available at March 31, 2007, unused tax operating loss carry forward of approximately $2,000,000 that may be applied against future taxable income through 2026. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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

     The Company and its affiliate, Trachyte, own 100% interest in approximately 6,000 adjacent federal, state and fee lands to the two Delta discovery wells and could be of great potential importance to future Company operations.

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

     The Company had limited participation in the Leasing Programs for the fiscal period ended March 31, 2007, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 14,000 net acres at March 31, 2007, including leaseholds acquired under its unrelated third-party agreements, together with its plan for the full development of a Biofuels Project.

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

     For the fiscal period ended March 31, 2007, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $97,000 with an outstanding balance of $96,782 at the end of the period, and is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at March 31, 2007.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 28, 2007, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There is a material weakness dealing with timely reconciling of accounts, and therefore corrective actions will be taken. However, the design of any system of controls is based on part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       69       CEO/President/Chairman
     Pamela K. Nelson     49       Vice President/Secretary
     Michael M. Cannon    59       Director

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







Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2007 $50,000(1)      -0-   $6,000     -0-    -0-
President/CEO   2006 $50,000(1)      -0-   $4,000     -0-    -0-
                2005 $50,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2007. Mr. Rowell from time to time electes to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company continues to provide Rowell with credit cards and two automobiles at a cost of approximately $10,000 per year, this cost will increase as needed by Mr. Rowell.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of June 28, 2007, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)            120,967,113          65.0%

     Pamela K. Nelson               12,991,124           7.0%

     Michael M. Cannon                  13,000            .0%

     All Officers and Directors
       as a group                  133,971,237          72.0%
___________
(1) This figure includes all shares owned by Trachyte.

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

     During the twelve year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of June 28, 2007.

     During the fiscal period ended March 31, 2007, the Company continued to experience severe cash flow difficulties which have continued into the 2008 fiscal period.



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

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2007.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2007 and March 31, 2006 and for the quarterly financial statements on Form 10-QSB were approximately $16,000 and $10,000, respectively. There were no other fees charged to the Company by HJ & Associates.

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

                                   STANDARD ENERGY CORPORATION






                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2007
Salt Lake City, Utah


EXHIBIT "32"

CERTIFICATION PURSUANT TO
      18 U.S.C. SECTION 1350,
       AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: June 28, 2007


SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 28, 2007
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 28, 2007
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             June 28, 2007
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             June 28, 2007
  Michael M. Cannon














STANDARD ENERGY CORP ORATION
AND SUBSIDIARIES

                          CONSOLIDATED FINANCI          AL STATEMENTS

                          March 31, 2007






































C O N T E N T S


Report of Independent Registered Public Accounting Firm....  32

Consolidated Balance Sheet.................................  33

Consolidated Statements of Operations......................  35

Consolidated Statements of Stockholders Equity ............  36

Consolidated Statements of Cash Flows......................  37

Notes to the Consolidated Financial Statements.............  39






































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying balance sheet of Standard Energy Corporation and Subsidiaries (a developemnt stage company) as of March 31, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the years ended March 31, 2007 and 2006, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has had no significant operating results to date and has a working capital deficit which together raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
June 26, 2007





STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance              Sheet

                          ASSETS

                                                      March 31,
CURRENT ASSETS                                           2007

  Cash                                               $    27,503
  Accounts Receivable                                      8,510
  Marketable Securities (Note 12)                        347,919

    Total Current Assets                                 383,932

PROPERTY AND EQUIPMENT, net (Note 2)                     123,096

OTHER ASSETS

  Cash surrender value   life insurance                   20,804
  Oil and gas leases held for resale (Note 3)             49,754
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                    95,558

    TOTAL ASSETS                                     $   602,586




























The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Balance        Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses              $    55,778
  Revolving line of credit (Note 11)                     269,376
  Note payable (Note 10)                                   9,576
  Note payable - related party (Note 5)                        0

    Total Current Liabilities                            334,730

LONG TERM DEBT

  Note payable (Note 10)                                  37,415

    Total Long Term Debt                                  37,415

      Total Liabilities                                  372,145


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 187,846,974 shares
   issued and outstanding                              1,878,469
  Additional paid-in capital                           7,996,091
  Treasury stock                                         (83,253)
  Accumulated other comprehensive income                  27,069
  Accumulated deficit                                 (9,587,935)

    Total Stockholders' Equity                           230,441

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                           $   602,586










The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nts of Operations



                                           For the Years Ended
                                                 March 31,
                                             2007         2006

REVENUES

  Oil and gas information services      $     1,650  $     3,651
  Oil and gas lease royalties                66,394       93,916

    Total Revenues                           68,044       97,567

EXPENSES

  Oil and gas information services            6,287        4,650
  Depreciation, depletion/amortization        8,721        3,660
  Biofuels Project costs                    183,925       65,384
  General and administrative                164,392       60,777

    Total Expenses                          363,325      134,471

OPERATING LOSS                             (295,281)     (36,904)

OTHER INCOME (EXPENSE)

  Gain on Forgiveness of Debt                23,946            0
  Gain on Sale of Marketable Securities     173,692            0
  Interest and other income                  14,369       21,700
  Interest expense                          (16,864)      (9,653)

    Total Other Income (Expense)            195,143       12,047

NET LOSS                                $  (100,138) $   (24,857)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    186,543,718  177,673,960

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in unrelated gain on
  marketable securities                      18,080        8,989

TOTAL COMPREHENSIVE LOSS                $   (82,058) $   (15,868)





The accompanying notes are an integral part of these consolidated financial statements
STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme   nt of Stockholders' Equity
For the Years Ended      March 31, 2007 and 2006

Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares
 Amount       Capital        Deficit

Balance, March 31, 2005  1,037,420      (83,253)   150,036,974
1,500,369     8,011,073     (9,462,940)

Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        50,000              0

Shares issued to Trachyte
 Oil Company for purchase
 of land                         0            0      37,500,00
  375,000      (318,817)             0

Trachyte contribution            0            0              0
        0       191,435              0

Net loss for the year
 ended March 31, 2006            0            0              0
        0             0        (24,857)

Balance, March 31, 2006  1,037,420  $   (83,253)   187,536,974
$ 1,875,369   $ 7,933,691   $ (9,487,797)

Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        50,000              0

Common stock issued
for purchase cash at
$0.05 per share                  0            0        310,000
    3,100        12,400              0


Net loss for the year
 ended March 31, 2007            0            0              0
        0             0       (100,138)

Balance, March 31, 2007  1,037,420  $   (83,253)   187,846,974
$ 1,878,469   $ 7,996,091   $ (9,587,935)

The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme        nts of Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2007        2006
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $ (100,138) $  (24,857)
  Adjustments to reconcile net loss to
  net cash provided (used) operating activities:
  Depreciation, depletion and
  amortization                                 8,721       3,660
  Contributed capital for services
  rendered by an officer                      50,000      50,000
  Realized gain on sale of marketable
  securities                                (173,692)    (16,635)
  Changes in assets and liabilities:
  Increase in accounts receivable             (1,321)     (7,189)
  Increase in accounts payable and
  accrued expenses                            18,124       3,710
  Net Cash Provided (Used) by Operating
  Activities                                (198,306)      8,689

  CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for purchase of fixed assets      (72,889)          0
  Proceeds from disposition of fixed assets    2,166           0
  Proceeds from sale of marketable
  securities                                 481,643     240,322
  Payments for purchase of marketable
  securities                                (468,350)   (384,138)
  Increase in oil & gas lease (Trachyte)           0      (7,711)
  Cash value   life insurance                  (5,113)     (6,884)
  Net Cash (Used) by Investing
  Activities                                 (62,543)   (158,411)

  CASH FLOWS FROM FINANCING ACTIVITIES
  Paid in Capital from Trachyte                    0     191,435
  Common Stock issued                         15,500           0
  Payments on notes payable
  - related parties                                0      (7,497)
  Payment on line of credit and
  Notes payable                               (8,304)     (3,712)
  Proceeds from line of credit and
  Notes payable                              234,151       9,909
  Net Cash Provided by Financing
  Activities                                 241,347     190,135

  NET INCREASE IN CASH                       (19,502)     40,413
  CASH AT BEGINNING OF YEAR                   47,005       6,592

  CASH AT END OF YEAR                     $   27,503  $   47,005

The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Consolidated Stateme  nts of Cash Flows (Continued)

                                            For the Years Ended
                                                 March 31,
                                              2007        2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $    5,656  $        0
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for land
     related party                        $        0  $   56,183



































The accompanying notes are an integral part of these consolidated financial statements

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2007 and 2               006


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

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2007 and 2               006

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes royalty revenue from various oil and gas leases held in Utah and Wyoming. Royalty revenue (oil production revenue) is earned as it is extracted from the Company's leased properties and when the amount is reasonably determinable and collection assured. The Company receives the bulk of its oil and gas lease royalties from two companies referred to as Company A and Company B in addition to other royalties from smaller producing wells. Company A provides approximately 50% and Company B provides approximately 40% of the royalty income to the Company. The remaining approximately 10% is provided from smaller producing wells.

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

STANDARD ENERGY CORP    ORATION AND SUBSIDIARIES
Notes to the Consoli   dated Financial Statements
March 31, 2007 and 2               006

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of March 31, 2007 and 2006:
                                               2007        2006
Deferred tax assets
  NOL Carryover                           $ (819,702) $ (785,777)
  Contribution Carryover                      (4,311)     (4,311)
  Total Deferred Tax Asset                         0           0

Deferred tax liabilities:                          0           0
Valuation allowance                          824,013     790,088

Net deferred tax asset                    $        0  $        0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended
March 31, 2007 and 2006 due to the following:

                                               2007        2006

Book income                               $  (39,054) $   (9,694)
Services                                      19,500      19,500
Other                                           (289)      1,242
NOL Utilization                                    0           0
Depreciation                                       0     (14,696)
Valuation allowance                           31,249       3,648
Depletion                                    (11,249)          0

                                          $        0  $        0

At March 31, 2007, the Company had net operating loss carryforwards of approximately $2,100,000 that may be offset against future taxable income from the year 2007 through 2027.
No tax benefit has been reported in the March 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.







STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented.

                                   For the Year Ended
                                     March 31, 2007
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $   (100,138)   186,543,718   $    (0.00)

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















              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2007:

           Vehicle                                    $   72,889
           Oil & Gas Properties                          149,153
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       621,794
             Less: accumulated depreciation             (498,698)

             Total                                    $  123,096

Depreciation expense for the years ended March 31, 2007 and 2006 was $8,721 and $3,660, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2007, the Company was holding oil and gas leases for resale with a cost basis of $49,754.

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










              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month since then the office space is being rented on a month to month basis at the same rate.

NOTE 5 - RELATED PARTY TRANSACTIONS

In December, 2005 Trachyte sold to Standard Energy two oil and gas Utah State leases totaling approximately 951 acres at approximately $9,911 for both leases. Also, Trachyte sold a third lease to Delta Petroleum Corporation, an unrelated third party, and contributed $193,635 of the revenue from that transaction to Standard Energy.

The Company signed a $50,000 note payable to Trachyte on March 31, 1998 related to funds advanced to the Company. The note bears interest at 12.00% and is due upon demand. The note is unsecured and has increased as additional funds have been advanced. On July 31, 2002, the Company issued 15,000,000 shares of its common stock for payment on this note payable and accrued interest totaling $300,000. The shares were issued at a discount of $0.01 to market value. Accordingly, compensation expense in the amount of $150,000 (15,000,000 x $0.01) was recognized upon issuance of the shares.
On August 1, 2002, the Company cancelled the original note payable and issued a new note payable for remaining balance of $311,395. The new note also bears interest at 12%, is due on demand and is unsecured. At March 31, 2007 the note balance was paid off.

During the years ended March 31, 2007 and 2006, an officer of the Company contributed services valued at $50,000 and $50,000, respectively, which is recorded as an increase in additional paid-in capital.

Diane Neeley and Karen Rowell are Mr. Rowell's daugthers. Mr. Rowell hired them on an as needed consulting basis for additional research and marketing. They bill the Company as services are rendered. Ms. Neeley is paid $30 per hour and Ms. Rowell bills the Company per project on a agreed upon project amount.










              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

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

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2007.













              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 8 - SUBSEQUENT EVENTS

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum Corporation. a Colorado corporation. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLC of Denver, Colorado to represent their interest in this matter. On May 30, 2007 the Complaint was cancelled by both parties

     On April 25, 2007, the Company sold its marketable security holdings and paid off its margin account.






























STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 9 - RECENTLY ENACTED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, "the Far Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are report in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In September 2006, the FASB and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 had not impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 dies not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No.157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, which for us would be the fiscal year beginning April 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In September 2006, the SEC issues Staff Accounting Bulletin ("SAB") No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statements approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 had not impact on our financial position and results of operations.

              STANDARD ENERGY CORPORATION AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         March 31, 2007 and 2006

NOTE 9 - RECENTLY ENACTED ACCOUNTING STANDARDS (Cont.)

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The Interpretation clarifies the accounting for uncertainty in income taxes recognized in the enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

NOTE 10 - NOTE PAYABLE

    Note payable to vehicle financing agency,

                      Note 1        Note 2         Note 3    Total
Monthly Payment     $  380.15    $   423.05  $   375.51
Interest Rate           10.90%        11.70%      13.20%
Principal Balance      15,188        18,563      13,240   $46,991
Less Curent Portion     3,055         3,845        2,676    9,576

Long term Portion   $  12,133    $   14,718   $   10,564  $37,415

    Future maturities of long term debt are as follows:

                       For the year ended
                            March 31,

                            2009               $   10,800
                            2010                   12,180
                            2011                   13,737
                            2012                      698

                              Total            $   37,415

















STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Co      nsolidated Financial Statements
March 31, 2007                  and 2006

NOTE 11 - REVOLVING LINES OF CREDIT

     Line of credit due to Wells Fargo
     Business currently in default,
     bearing interest at 12.5%, unsecured.      $   96,782

     Margin account at Wilson Davis                172,594

                                                $  269,376

     On April 25, 2007, the Company sold its marketable security holdings and paid off its account. The base interest rate on the margin account is approximately 9.1%, which is subject to change.
A margin call from the broker can occur, based on federal limits of 50%, which means that if the value of the account is less than 50% of the entire account balance, then the margin account can call for any additional funds to be paid into the account to bring it back into federal compliance. Also, the broker can initiate a margin call at a higher limit as it feels necessary depending on the risk of the securities being margined.

NOTE 12 - CURRENT ASSETS AVAILABLE FOR SALE EQUITY SECURITIES

Included in current assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                             March 31
                                           2007         2006

Market Value                            $  347,919   $  169,440
Cost                                       320,850      160,451
Gross unrealized holding gains
     before income tax effect               27,069        8,989
Income tax effect                                0            0
Gross unrealized holding gains,
     net of income tax effect,
     included in stockholders' equity       27,069        8,989

Realized gains on available-for-sale securities amounted to $173,692 for the year ended March 31, 2007 and $16,635 for the year ended March 31, 2006. Proceeds from sales of available-for-sale securities amounted to $481,643 for the year ended March 31, 2007 and $240,322 for the year ended March 31, 2006. The Company uses the weighted-average cost method to determine the cost of securities sold.