Form 10QSB
period 2007-06-30
STANDARD ENERGY CORP
filed 2007-08-14
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2007

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

     Common Stock outstanding at August 13, 2007: 187,846,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2007

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                June 30, 2007 and March 31, 2007....................  3
             Consolidated Statements of Operations -
                For the three months
                ended June 30, 2007 and 2006.......................   5
             Notes to consolidated financial statements............   7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   8
             Results of Operations.................................   9
             Financial Condition...................................  10
             Plan of Operation.....................................  12
             Inflation.............................................  13
             Recent Accounting Pronouncements......................  13
             Government Regulations................................  13
             Off-Balance Sheet Arrangements..........................13
             Management's Conflicts of Interest....................  13
             Transactions with Management and Others...............  14
             Research and Development of the Biofuels Technology...  14
             Forward Looking Statements............................  15
     Item 3. Controls and Procedures...............................  16

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  16
     Item 2. Changes in Securities.................................  16
     Item 3. Defaults upon Senior Securities.......................  16
     Item 4. Submission of Matters to a Vote of Security Holders...  16
     Item 5. Other Information.....................................  16
     Item 6. Exhibits..............................................  16
     Signature Page................................................  17
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  17
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  19






                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                     June 30       March 31
                                                      2007           2007
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $   91,774      $   27,503
  Accounts Receivable                                   7,663           8,510
  Marketable Securities                                     0         347.919

    Total Current Assets                               99,437         383,932

PROPERTY AND EQUIPMENT, net                           119,452         123,096

OTHER ASSETS

  Cash surrender value - life insurance                20,804          20,804
  Oil and gas leases held for resale                   49,754          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 95,558          95,558

    TOTAL ASSETS                                   $  314,447      $  602,586
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30       March 31
                                                 2007         2007
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   18,937       $  55,778
  Revolving lines of credit                      99,806         269,376
  Notes payable current portion                   9,223           9,576

   Total Current Liabilities                    127,966         334,730

LONG TERM DEBT

  Note payable                                   36,422           37,415

    Total Long Term Debt                         36,422           37,415

    Total Liabilities                           164,388          372,145

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
  Common Stock, par value $.01 per share:
     200,000,000 shares authorized,
     187,846,974 shares issued and
     outstanding                              1,878,469       1,878,469
  Additional paid-in capital                  8,008,591       7,996,091
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income              0          27,069
  Accumulated deficit                        (9,653,748)     (9,587,935)

    Total Stockholders' Equity                  150,059         230,441

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  314,447      $  602,586








The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                 Three Months   Three Months
                                                    Ended          Ended
                                                   June 30,        June 30,
                                                     2007            2006
REVENUES

  Oil and gas services                             $      600      $      450
  Oil production                                       10,789          14,070

    Total Revenues                                     11,389          14,520

EXPENSES

  Oil and gas activities                               12,722           8,274
  Depreciation, depletion and amortization              3,644           1,359
  Biofuels project costs                               37,809          23,261
  General and administrative                           64,975          33,234

    Total Expenses                                    119,150          66,128

OPERATING LOSS                                       (107,761)        (51,608)

OTHER INCOME (EXPENSE)

  Interest and other income                             1,073             255
  Gain on sale of marketable securities                47,088          38,500
  Interest expense                                     (6,213)         (2,674)

    Total Other Income (Expense)                       41,948          36,081

NET INCOME (LOSS)                                     (65,813)        (15,527)

Change in unrealized gain on marketable
  securities                                          (27,069)         48,931
Total Comprehensive Income (Loss)                  $  (92,882)     $   33,404

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,846,974     187,536,974






The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Three  For the Three
                                                 Months Ended  Months Ended
                                                    June 30,      June 30,
                                                     2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $   (65,813)  $    (15,527)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization           3,644          1,359
     Contributed capital for services
     rendered by an officer                            12,500         12,500
     Realized gain on sale of marketable
     securities                                       (47,088)       (38,500)
  Changes in assets and liabilities:
     Decrease in accounts
     payable and accrued expenses                     (36,841)        (2,407)
     Decrease in accounts receivable                      847          1,158
     Net Cash Used by
     Operating Activities                            (132,751)       (41,417)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable
     securities                                       367,938        124,808
     Payments for purchase of marketable
     securities                                             0        (37,587)
     Payments for purchase of fixed assets                  0        (26,597)
     Net cash provided by Investing Activities        367,938         60,624

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit     (170,916)          (928)
     Proceeds from notes payable & lines of
     credit                                                 0         20,116
     Net Cash Provided by (used by)
     Financing activities                            (170,916)        19,188

NET INCREASE IN CASH                                   64,271         38,395
CASH AT BEGINNING OF PERIOD                            27,503         47,005
CASH AT END OF PERIOD                             $    91,774   $     85,400

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     3,189      $       0
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    12,500      $  12,500



The accompanying notes are an integral part of these consolidated financial
statements.                            6
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2007
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

NOTE D -   LEGAL PROCEEDINGS

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLC to represent their interest in this matter. On May 30, 2007 the Complaint was canelled by both parties.

NOTE E - RELATED PARTY TRANSACTIONS

     Diane Neeley and Karen Rowell are Mr. Rowell's daugthers. Mr. Rowell hired them on an as needed consulting basis for additional research and marketing. They bill the Company as services are rendered. Ms. Neeley is paid $30 per hour and Ms. Rowell bills the Company per project on a agreed upon project amount. The cost to the Company during the period ended June 30, 2007 was approximately $23,000.

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





                                     8
     During the 2008 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into:
     Approximately (1/3) lignin fuel for generating electric power, Approximately (1/3) commercial-grade bottled CO2 gas, Approximately (1/3) ethanol-based E85 gasoline.

     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its biofuel technologies for the future recovery of Celmat inorganic materials from the recycle of "Municipal Waste". A Biofuels Project would most likely be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

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

Results of Operations

     The Company realized revenues of $11,389 for the three-month period ended June 30, 2007, compared with $14,520 for the corresponding period ended June 30, 2006. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $600 for the three-month period ended June 30, 2007, compared with $450 for the corresponding period ended June 30, 2006. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was $10,789 for the three-month period ended June 30, 2007, compared to $14,070 for the corresponding period ended June 30, 2006.

     The Company incurred expenses related to its oil and gas activities were $12,722 for the three-month period ended June 30, 2007, compared to $8,274 for the comparable period ended June 30, 2006. General and administrative expenses for the period ended June 30, 2007 were $64,975, compared to $33,234 for the comparable period ended June 30, 2006. These low figures reflect the Company's basic inactivity in its oil and gas sector.




                                     9
     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were $37,809 for the three-month period ended June 30, 2007, compared to $23,261 for the comparable period ended June 30, 2006.

     The Company's net loss for the three-month period ended June 30, 2007 was ($65,813), compared to a net loss of ($15,527) for the comparable three-month period ended June 30, 2006, and the Company expects to operate at a loss for the 2008 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2008, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues to change due to uncertain world crude oil and natural gas price fluctuations.

     The Company has available at March 31, 2007, unused tax operating loss carry forward of approximately $2,100,000 that may be applied against future taxable income through 2027. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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





                                     10
     The Company and its affiliate, Trachyte, own 100% interest in approximately 6,000 adjacent federal, state and fee lands to the Delta 32-42 discovery well and the 36-11 discovery well and could be of great potential importance to future Company operations.

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

     The Company had limited participation in the Leasing Programs for the three-month period ended June 30, 2007, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 14,000 net acres at June 30, 2007, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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

     For the three-month period ended June 30, 2007, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $99,806 with an outstanding balance of approximately $99,806 at the end of the period. It is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at August 13, 2007.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 13, 2007, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of August 13, 2007.

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

Research and Development of the Biofuels Technology

     Essentially, the Company's oil and gas activities have supported its Biofuel Projects, during the past 20-years and provided in excess of $15,000,000 to conduct the R&D effort to commercialize the commercial development of its Biofuel Technologies, designed to economically solve the critical problem of disposing of Municipal Waste through the 100% recycle of Municipal Waste into useful recycled products saleable at a profit.

     Management of the Company believes its R&D efforts have produced trade secret and know-how protection which, in the future, should produce valuable patent protection to the Company's biofuel technologies from the Company's long experience and work conducted at its current and former "Research Centers".

     Based on its R&D efforts, the Company believes a Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, derived paper and woodchips, which Biofuels plants would combine paper waste recycling, lignin based electric power generation, ethanol production and E85 fuels production at several regional Biofuel Plant sites.





                                     14
     The Company further believes that its innovative Biofuel Technologies would create a profit generating solution for three major contemporary domestic issues. First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled. Second, it offers a low-cost method of producing ethanol based E85 gasoline, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel, that today is competitive in price at the pump with gasoline. Third, it offers a low-cost method of producing electric power from clean burning lignin fuel. The reason for such optimism is the high Tip Fee currently paid by U.S. municipalities to landfills for the disposal of Municipal Waste. Paper waste in MSW together with woodchips could be used to make lignin and ethanol fuels convertible into E85 common carrier transportation fuels.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On November 17, 2006 a Complaint of Civil Action was filed in the District County, City and County of Denver, Colorado, against Standard Energy Corporation (the "Company"), Trachyte Oil Company a private company of Dean W. Rowell and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to perform and breached their contractual obligation to convey certain oil and gas lease interests to Delta Petroleum. The Complaint asserts a claim for an unspecified amount of damages against the Company and its affiliates for breach of contract and a claim for court-ordered specific performance of the conveyances in the alleged contract. The Company and its affiliates believe the Complaint to be without merit and will vigorously defend against it. The Company and its affiliates have engaged the law firm of Cooley Godward Kronig LLD to represent their interest in this matter. On May 30, 2007 the Complaint was cancelled by both parties.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.
                                     16
Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2007.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)




                              By: /s/ Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: August 13, 2007


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

Date:  August 13, 2007










                                     18

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/ Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  August 13, 2007



















                                     19