Form 10QSB
period 2007-09-30
STANDARD ENERGY CORP
filed 2007-11-09
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2007

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

     Common Stock outstanding at November 9, 2007: 189,346,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2007

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                September 30, 2007 and March 31, 2007...............  3
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2007 and 2006..................   5
             Consolidated Statements of Operations -
                For the three months
                ended September 30, 2007 and 2006..................   6
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  13
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Government Regulations................................  14
             Off-Balance Sheet Arrangements..........................14
             Management's Conflicts of Interest....................  14
             Transactions with Management and Others...............  15
             Research and Development of the Biofuels Technology...  15
             Forward Looking Statements............................  16
     Item 3. Controls and Procedures...............................  17

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  17
     Item 2. Changes in Securities.................................  17
     Item 3. Defaults upon Senior Securities.......................  17
     Item 4. Submission of Matters to a Vote of Security Holders...  17
     Item 5. Other Information.....................................  17
     Item 6. Exhibits..............................................  18
     Signature Page................................................  18
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  18
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  20



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                  September 30     March 31
                                                      2007           2007
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $   37,516      $   27,503
  Accounts Receivable                                   8,068           8,510
  Marketable Securities                                68,625         347.919

    Total Current Assets                              114,209         383,932

PROPERTY AND EQUIPMENT, net                           115,807         123,096

OTHER ASSETS

  Cash surrender value - life insurance                20,804          20,804
  Oil and gas leases held for resale                   49,754          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                 95,558          95,558

    TOTAL ASSETS                                   $  325,574      $  602,586
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             September 30    March 31
                                                 2007         2007
                                              (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   35,887       $  55,778
  Revolving lines of credit                     102,925         269,376
  Notes payable current portion                   9,300           9,576

   Total Current Liabilities                    148,112         334,730

LONG TERM DEBT

  Note payable                                   34,009           37,415

    Total Long Term Debt                         34,009           37,415

    Total Liabilities                           182,121          372,145

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
    Common Stock, par value $.01 per share:
    200,000,000 shares authorized,
    189,346,974 and 187,846,974 shares
    issued and outstanding respectively       1,893,469       1,878,469
  Additional paid-in capital                  8,043,591       7,996,091
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income        (24,197)         27,069
  Accumulated deficit                        (9,686,157)     (9,587,935)

    Total Stockholders' Equity                  143,453         230,441

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  325,574      $  602,586








The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Six Months     Six Months
                                                    Ended          Ended
                                                 September 30,  September 30,
                                                     2007            2006
REVENUES

  Oil and gas services                             $    1,050      $      900
  Oil production                                       25,592          33,348

    Total Revenues                                     26,642          34,248

EXPENSES

  Oil and gas activities                                7,314           3,798
  Depreciation, depletion and amortization              7,289           3,603
  Biofuels project costs                               63,780          77,975
  General and administrative                           88,504          55,345

    Total Expenses                                    166,887         140,721

OPERATING LOSS                                       (140,245)       (106,473)

OTHER INCOME (EXPENSE)

  Interest and other income                             5,467             662
  Gain on sale of marketable securities                47,088          33,191
  Interest expense                                    (10,532)         (5,911)

    Total Other Income (Expense)                       42,023          27,942

NET LOSS                                              (98,222)        (78,531)

Change in unrealized gain (loss) on marketable
  securities                                          (51,266)         25,339
Total Comprehensive Loss                           $ (149,488)     $  (53,192)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    186,907,915     186,499,554






The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                 Three Months   Three Months
                                                    Ended         Ended
                                                 September 30,  September 30,
                                                     2007            2006
REVENUES

  Oil and gas services                             $      450      $      450
  Oil production                                       14,803          19,278

    Total Revenues                                     15,253          19,728

EXPENSES

  Oil and gas activities                               (5,408)         (4,476)
  Depreciation, depletion and amortization              3,645           2,244
  Biofuels project costs                               25,971          54,714
  General and administrative                           23,529          22,111

    Total Expenses                                     47,737          74,593

OPERATING LOSS                                        (32,484)        (54,865)

OTHER INCOME (EXPENSE)

  Interest and other income                             4,394             407
  Gain on sale of marketable securities                     0          (5,309)
  Interest expense                                     (4,319)         (3,237)

    Total Other Income (Expense)                           75          (8,139)

NET LOSS                                              (32,409)        (63,004)

Change in unrealized loss on marketable
  securities                                          (24,197)        (23,592)
Total Comprehensive Loss                           $  (56,606)     $  (86,596)

BASIC LOSS PER SHARE OF COMMON STOCK               $    (0.00)     $    (0.00)

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,005,206     186,499,554






The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Six    For the Six
                                                 Months Ended   Months Ended
                                                 September 30,  September 30,
                                                     2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $   (98,222)  $    (78,531)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization           7,289          3,604
     Contributed capital for services
     rendered by an officer                            25,000         25,000
     Realized gain on sale of marketable
     securities                                       (47,088)       (33,191)
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           442           (411)
     Increase (decrease) in accounts
     payable and accrued expenses                     (19,891)         2,168
     Net Cash Used by
     Operating Activities                            (132,470)       (81,361)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of marketable
     securities                                       367,938        146,708
     Payments for purchase of marketable
     securities                                       (92,822)       (98,138)
     Payments for purchase of fixed assets                  0        (26,597)
     Net cash provided by Investing Activities        275,116         21,973

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit     (170,133)        (2,518)
     Proceeds from sale of stock                       37,500              0
     Proceeds from notes payable & lines of
     credit                                                 0         22,874
     Net Cash Provided by (used by)
     Financing activities                            (132,633)        20,356

NET INCREASE IN CASH                                   10,013        (39,032)
CASH AT BEGINNING OF PERIOD                            27,503         47,005
CASH AT END OF PERIOD                             $    37,516   $      7,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     4,389      $       0
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    25,000      $  25,000


The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2007
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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

NOTE D -   LEGAL PROCEEDINGS

     On August 30, 2007 a Complaint of Civil Action was filed in the Third Judicial District Court, State of Utah in and for the County of Salt Lake. Salt Lake Department, against Standard Energy Corporation (the "Company"), and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to make payments as required by said Contract with Wells Fargo Bank. The Complaint asserts a claim for an the sum of $105,243.55, plus interest thereafter at the Contract rate of 19.80% per annum, until paid in full and a claim for court-ordered attorneys costs. The Company and its affiliates believe the Complaint to be highly inflated and will vigorously defend its position. The Company and its affiliates have discussed this case with its attorneys and believe that the amount accrued on the balance sheet is more than enough to cover the claim. The Company and its affiliates have engaged the law firm of Cohne, Rappaport & Segal to represent their interest in this matter.

NOTE E - RELATED PARTY TRANSACTIONS

     Diane Neeley and Karen Rowell are Mr. Rowell's daughters. Mr. Rowell hired them on an as needed consulting basis for additional research and marketing. They bill the Company as services are rendered. Ms. Neeley is paid $30 per hour and Ms. Rowell bills the Company per project on a agreed upon project amount. The cost to the Company during the period ended September 30, 2007 was approximately $11,257.00.

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





                                     9
     During the 2008 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into:
     Approximately (1/3) lignin fuel for generating electric power, Approximately (1/3) commercial-grade bottled CO2 gas, Approximately (1/3) ethanol-based E85 gasoline.

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

Results of Operations

     The Company realized revenues of $26,642 for the six-month period ended September 30, 2007, compared with $34,248 for the corresponding period ended September 30, 2006. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $1,050 for the six-month period ended September 30, 2007, compared with $900 for the corresponding period ended September 30, 2006. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was $25,592 for the six-month period ended September 30, 2007, compared to $33,348 for the corresponding period ended September 30, 2006.

     The Company incurred expenses related to its oil and gas activities were $7,314 for the six-month period ended September 30, 2007, compared to $3,798 for the comparable period ended September 30, 2006. General and administrative expenses for the period ended September 30, 2007 were $88,504, compared to $55,345 for the comparable period ended September 30, 2006. These low figures reflect the Company's basic inactivity in its oil and gas sector.




                                     10
     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were $63,780 for the six-month period ended September 30, 2007, compared to $77,975 for the comparable period ended September 30, 2006.

     The Company's net loss for the six-month period ended September 30, 2007 was ($98,222), compared to a net loss of ($78,531) for the comparable six-month period ended September 30, 2006, and the Company expects to operate at a loss for the 2008 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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




                                     11
     The Company and its affiliate, Trachyte, own 100% interest in approximately 6,000 adjacent federal, state and fee lands to the Delta 32-42 and 36-11 discovery wellls which could be of great potential importance to future Company operations.

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure a Biofuels Project financing would substantially alter management's assumptions as herein presented.

     Revenue decreases in the Company's overall oil and gas lease royalties reflect the effects of depletion and the worldwide fluctuation of oil and gas prices. The fluctuation of oil and gas prices could also cause a fluctuation of the amount of oil/gas produced by the several and various well operators.

     The Company had limited participation in the Leasing Programs for the six-month period ended September 30, 2007, except through its participation agreements with certain unrelated third parties on a limited basis, due to limited availability of funds and presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 14,000 net acres at September 30, 2007, including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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




                                     12
     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and a Biofuels Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     For the six-month period ended September 30, 2007, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $102,925 with an outstanding balance of approximately $102,925 at the end of the period. It is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at November 9, 2007.

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

                                     13
Inflation

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 9, 2007, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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



                                     14
Transactions with Management and Others

     Geologic and other information which PIC has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.

     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of November 9, 2007.

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

     On September 18, 2007, Donald Falls an unrelated third party bought 1,500,000 newly issued shares of the Company's common stock at $0.025 per share in exchange for $37,500 cash. These share are to be held for investment purposes.

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

     Based on its R&D efforts, the Company believes a Biofuels Project would be the first business to economically produce ethanol transportation fuel from low-cost organic celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste derived paper and woodchips, which Biofuels plants would combine paper waste recycling, lignin based electric power generation, ethanol production and E85 fuels production at several regional Biofuel Plant sites.
                                     15
     The Company further believes that its innovative Biofuel Technologies would create a profit generating solution for three major contemporary domestic issues.

     First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled.

     Second, it offers a low-cost method of producing ethanol based E85 gasoline, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel, that today is competitive in price at the pump with gasoline.

     Third, it offers a low-cost method of producing electric power from low pollution lignin fuel. The reason for such optimism is the high Tip Fee currently paid by U.S. municipalities to landfills for the disposal of Municipal Waste. Paper waste in MSW together with woodchips could be used to make lignin and ethanol fuels convertible into E85 common carrier transportation fuels.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     On August 30, 2007 a Complaint of Civil Action was filed in the Third Judicial District Court, State of Utah in and for the County of Salt Lake. Salt Lake Department, against Standard Energy Corporation (the "Company"), and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to make payments as required by said Contract with Wells Fargo Bank. The Complaint asserts a claim for an the sum of $105,243.55, plus interest thereafter at the Contract rate of 19.80% per annum, until paid in full and a claim for court-ordered attorneys costs. The Company and its affiliates believe the Complaint to be highly inflated and will vigorously defend its position. The Company and its affiliates have discussed this case with its attorneys and believe that the amount accrued on the balance sheet is more than enough to cover the claim. The Company and its affiliates have engaged the law firm of Cohne, Rappaport & Segal to represent their interest in this matter.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.
                                     17
Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2007.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)




                              By:
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 9, 2007


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

Date:  November 9, 2007










                                     19

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.






Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer) and Director

Date:  November 9, 2007


















                                     20