Form 10QSB
period 2007-12-31
STANDARD ENERGY CORP
filed 2008-02-19
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2007

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

     Common Stock outstanding at February 19, 2008: 189,346,974 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2007

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2007 and March 31, 2007.............,..  3
                Consolidated Statements of Operations -
                For the nine months
                ended December 31, 2007 and 2006...................   5
             Consolidated Statements of Operations -
                For the three months
                ended December 31, 2007 and 2006...................   6
              Notes to consolidated financial statements...........   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  15
             Inflation.............................................  15
             Recent Accounting Pronouncements......................  15
             Government Regulations................................  16
             Off-Balance Sheet Arrangements..........................16
             Management's Conflicts of Interest....................  16
             Transactions with Management and Others...............  16
             Research and Development of the Biofuels Technology...  17
             Forward Looking Statements............................  18
     Item 3. Controls and Procedures...............................  19

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  19
     Item 2. Changes in Securities.................................  19
     Item 3. Defaults upon Senior Securities.......................  20
     Item 4. Submission of Matters to a Vote of Security Holders...  20
     Item 5. Other Information.....................................  20
     Item 6. Exhibits..............................................  20
     Signature Page................................................  20
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  20
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  22



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                  December 31     March 31
                                                      2007           2007
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $    1,893      $   27,503
  Accounts Receivable                                   3,400           8,510
  Marketable Securities                                 6,625         347.919

    Total Current Assets                               11,918         383,932

PROPERTY AND EQUIPMENT, net                           126,059         123,096

OTHER ASSETS

  Cash surrender value - life insurance                 1,662          20,804
  Oil and gas leases                                  107,354          49,754
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                134,016          95,558

    TOTAL ASSETS                                   $  271,993      $  602,586
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31    March 31
                                                 2007         2007
                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   16,988       $  55,778
  Revolving lines of credit                     106,142         269,376
  Accounts payable - related party               15,600               0
  Notes payable current portion                  12,230           9,576

   Total Current Liabilities                    150,960         334,730

LONG TERM DEBT

  Note payable                                   55,693           37,415

    Total Long Term Debt                         55,693           37,415

    Total Liabilities                           206,653          372,145

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
    Common Stock, par value $.01 per share:
    200,000,000 shares authorized,
    189,346,974 and 187,846,974 shares
    issued and outstanding respectively       1,893,469       1,878,469
  Additional paid-in capital                  8,056,091       7,996,091
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income        (21,093)         27,069
  Accumulated deficit                        (9,779,874)     (9,587,935)

    Total Stockholders' Equity                   65,340         230,441

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  271,993      $  602,586







The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Nine Months    Nine Months
                                                    Ended          Ended
                                                 December 31,   December 31,
                                                     2007           2006
REVENUES

  Oil and gas services                             $    1,500      $    1,200
  Oil production                                       31,820          45,795

    Total Revenues                                     33,320          46,995

EXPENSES

  Oil and gas activities                                8,056           4,906
  Depreciation, depletion and amortization             11,340           5,848
  Biofuels project costs                               77,201         142,036
  General and administrative                           99,691          55,345

    Total Expenses                                    196,288         229,844

OPERATING LOSS                                       (162,968)       (182,849)

OTHER INCOME (EXPENSE)

  Loss on disposition of asset                        (12,120)              0
  Forgiveness of debt                                       0          25,247
  Interest and other income                             5,654           1,926
  Gain on sale of marketable securities                (7,527)        172,030
  Interest expense                                    (14,978)         (9,412)

    Total Other Income (Expense)                      (28,971)        189,791

NET INCOME (LOSS)                                    (191,939)          6,942

Change in unrealized gain/loss on marketable
  securities                                          (48,162)        (14,061)
Total Comprehensive Loss                           $ (240,101)     $   (7,119)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,376,827     186,499,554




The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                 Three Months   Three Months
                                                    Ended         Ended
                                                 December 31,  December 31,
                                                     2007            2006
REVENUES

  Oil and gas services                             $      450      $      300
  Oil production                                        6,228          12,447

    Total Revenues                                      6,678          12,747

EXPENSES

  Oil and gas activities                                  742           1,108
  Depreciation, depletion and amortization              4,051           2,245
  Biofuels project costs                               13,421          64,061
  General and administrative                           11,187          21,709

    Total Expenses                                     29,401         (89,123)

OPERATING LOSS                                        (22,723)        (76,376)

OTHER INCOME (EXPENSE)

  Loss on disposition of asset                        (12,120)              0
  Forgiveness of debt                                       0          25,247
  Interest and other income                               187           1,264
  Gain on sale of marketable securities               (54,615)        138,839
  Interest expense                                     (4,446)         (3,501)

    Total Other Income (Expense)                      (70,994)       161,849

NET INCOME (LOSS)                                     (93,717)         85,473

Change in unrealized gain/loss on
  marketable securities                                 3,104         (39,400)
Total Comprehensive Income (Loss)                  $  (90,613)     $   46,073

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    187,657,380     186,499,554




The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Nine   For the Nine
                                                 Months Ended   Months Ended
                                                 December 31,   December 31,
                                                     2007            2006
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $  (191,939)  $      6,942
Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization          11,340          5,848
     Contributed capital for services
     rendered by an officer                            37,500         37,500
     Realized gain on sale of marketable
     securities                                         7,527       (172,030)
     Loss on disposition of asset                      12,120              0
  Changes in assets and liabilities:
     Increase(decrease) in accounts receivable          5,110        (26,207)
     Decrease in accounts
     payable and accrued expenses                     (23,190)        (2,132)
     Net Cash Used by
     Operating Activities                            (141,532)      (150,079)

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for purchase of O&G Property             (57,600)             0
     Proceeds from Insurance-Cash surrender value      19,142              0
     Proceeds from sale of marketable
     securities                                       510,717        430,619
     Payments for purchase of marketable
     securities                                      (225,112)      (310,835)
     Payments for purchase of fixed assets            (26,423)       (26,596)
     Net cash provided by Investing Activities        220,724         93,188
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit     (163,234)        (4,101)
     Proceeds from sale of stock                       37,500              0
     Proceeds from notes payable & lines of
     credit                                            20,932        132,239
     Net Cash Provided by (used by)
     Financing activities                            (104,802)       128,138
NET INCREASE (DECREASE) IN CASH                       (25,610)        71,247
CASH AT BEGINNING OF PERIOD                            27,503         47,005
CASH AT END OF PERIOD                             $     1,893   $    118,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     5,618      $   1,136
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    37,500      $  37,500

The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2007
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2007 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

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



                                     8

NOTE C - CAR AND USE OF COMPANY CREDIT CARD

     The Company continues to provide Rowell with credit cards and two automobiles at a cost of approximately $10,000 per year, this cost will increase as needed by Mr. Rowell. The company provides a third vehicle to Mr. Rowell's daughter, Karen, who makes the full payment on the vehicle.

     The Company traded in two older vehicles for two newer vehicles that are provided for Mr. Rowell's business use on a daily basis adding a line item to its financial statements that show the Company took a $12,120 loss on the disposition of assets. The car provides for daily office business travel. The truck is for field use and were exchanged to reduce annual maintenance expensive.

NOTE D - LEGAL PROCEEDINGS

     On August 30, 2007 a Complaint of Civil Action was filed in the Third Judicial District Court, State of Utah in and for the County of Salt Lake. Salt Lake Department, against Standard Energy Corporation (the "Company"), and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to make payments as required by said Contract with Wells Fargo Bank. The Complaint asserts a claim for an the sum of $105,243.55, plus interest thereafter at the Contract rate of 19.80% per annum, until paid in full and a claim for court-ordered attorneys costs. The Company and its affiliates believe the Complaint to be highly inflated and will vigorously defend its position. The Company and its affiliates have discussed this case with its attorneys and believe that the amount accrued on the balance sheet is more than enough to cover the claim. The Company and its affiliates have engaged the law firm of Cohne, Rappaport & Segal to represent their interest in this matter. At February 19, 2008, no further action has been taken.

NOTE E - RELATED PARTY TRANSACTIONS

     Diane Neeley and Karen Rowell are Mr. Rowell's daughters. Mr. Rowell hired them on an as needed consulting basis for additional research and marketing. They bill the Company as services are rendered. Ms. Neeley is paid $30 per hour and Ms. Rowell bills the Company per project on a agreed upon project amount. The cost to the Company during the period ended September 30, 2007 was approximately $11,257.00. During the quarter ended December 31, 2007 the Company did not utilized the services of Mr. Rowell's daughters.

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard.




                                     9

NOTE F - INCOME TAXES

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

     The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $0 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the April 1, 2007, balance of retained earnings.

     Included in the balance at December 31, 2007, are $0 of tax positions for which the ultimate deductibility if highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended March 31, 2007, 2006 and 2005, the Company recognized approximately $0, $0, and $0 in interest and penalties. The Company had approximately $0 and $0 for the payment of interest and penalties accrued at March 31, 2007, and 2006, respectively.

PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The Company's principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds with the intent of reselling or drilling and developing such leaseholds with third-parties. Historically, the Company has acquired primarily federal oil and gas leaseholds through the BLM leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming.

     Fundamentally, the Company has two principal businesses. They are its traditional oil and gas lease activities including producing and non-producing lease and royalty holdings and its "Biofuel Projects".







                                     10
     During the 2008 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper wastes and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into:

     Approximately (1/3) lignin fuel for generating electric power, Approximately (1/3) commercial-grade bottled CO2 gas, Approximately (1/3) ethanol-based E85 gasoline.

     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its biofuel technologies for the future recovery of Celmat organic materials from the recycle of "Municipal Waste". A Biofuels Project would most likely be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

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

Results of Operations

     The Company realized revenues of $33,320 for the nine-month period ended December 31, 2007, compared with $46,995 for the corresponding period ended December 31, 2006. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $1,500 for the nine-month period ended December 31, 2007, compared with $1,200 for the corresponding period ended December 31, 2006. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was $31,820 for the nine-month period ended December 31, 2007, compared to $45,795 for the corresponding period ended December 31, 2006.

     The Company incurred expenses related to its oil and gas activities were $8,056 for the nine-month period ended December 31, 2007, compared to $4,906 for the comparable period ended December 31, 2006. General and administrative expenses for the period ended December 31, 2007 were $99,691 compared to $55,345 for the comparable period ended December 31, 2006. These low figures reflect the Company's basic inactivity in its oil and gas sector.


                                     11
     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were $77,201 for the nine-month period ended December 31, 2007, compared to $142,036 for the comparable period ended December 31, 2006.

     The Company's net loss for the nine-month period ended December 31, 2007 was ($191,939), compared to a net gain of $6,942 for the comparable nine-month period ended December 31, 2006, and the Company expects to operate at a loss for the remaining 2008 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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

Financial Condition

     On January 11, 2007, Delta Petroleum Corp's (Delta) website deltapetro. com/PressRelease reported the following:

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




                                     12
     On February 8, 2008, deltapetro.com reported the following:

     Tricinda Corp., the investment arm of billionaire Kirk Kerkorian, has completed the due diligence process and will proceed with its $684 million investment in Delta Petroleum Corp., Delta said Friday.

     On December 31, Delta said Tricinda agreed to buy 36 million shares of the independent energy exploration and development company for $19 a piece. The deal represented a premium of 23 percent over Delta Petroleum's closing stock price before the announcement.

     "With the completion of Tricinda's due diligence, we look forward to welcoming Tricinda as a shareholder and strategic partner in Delta," said Delta Petroleum Chairman and Chief Executive Roger Parker. "I am very confident that this transaction will allow Delta to significantly increase proved reserves, production and cash flow on a per share basis, thereby creating value for all of our shareholders."

     In exchange for the cash infusion, Tricinda will have the right to nominate a third of Delta's directors.

     Delta Petroleum shareholders are scheduled to vote on the transaction February 19.

     The Company and its affiliate, Trachyte, own 100% interest in approximately 5,000 adjacent federal, state and fee lands. The Company Leases intermingle with Delta's more that 50,000 acres of Greentown leases and several oil and gas discovery wells where Delta began serious drilling in 2007 and discovered Greentown Field at the section 36-11 blow-out well in January 2007, the follow-up 32-42 well in February 2007 and the just reported December 17, 2007 Greentown Field 28-11 well that flow tested 1,379 barrels of 60 gravity crude oil condensate (very light oil) together with 7.5-million cubic feet of gas/day during an initial test of the Paradox Formation "O" zone (clastic zone #15) and most important because the well confirms a very large aerial extent to the Greentown Field over more than 1,200 vertical feet of potential producing column, both of which are the good news not everyone was expecting. (See deltapetro.com)

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure a Biofuels Project financing would substantially alter management's assumptions as herein presented.

     Revenue decreases in the Company's overall oil and gas lease royalties reflect the effects of depletion and the worldwide fluctuation of oil and gas prices. The fluctuation of oil and gas prices could also cause a fluctuation of the amount of oil/gas produced by the several and various well operators.




                                     13
     The Company had limited participation in the Leasing Programs for the nine-month period ended December 31, 2007, except through its participation agreements with certain unrelated third parties on a limited basis, due to limited availability of funds and presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale approximating 14,000 net acres at December 31, 2007 including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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

     For the nine-month period ended December 31, 2007, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $106,142 with an outstanding balance of approximately $106,142 at the end of the period. It is currently in default.




                                     14
     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at February 19, 2008.

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

     3. Continue the design and development of a Biofuels Project into three businesses -- Municipal Waste recycle, ethanol fuel production and electric power generation and investigate the possibility of entering into the wholesale electric power generation business.

     4. Pursue oil and gas lease acquisition and production drilling at Greentown oil field with third party investors.

     5. Continue to receive increased royalty income through Company owned overriding royalty interests.

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






                                     15
Government Regulations

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At February 19, 2008, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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







                                     16
     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of February 19, 2008.

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

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard.

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

                                     17
     The Company further believes that its innovative Biofuel Technologies would create a profit generating solution for three major contemporary domestic issues.

     First, it would provide an opportunity to significantly reduce the volume of Municipal Waste that currently must be landfilled.

     Second, it offers a low-cost method of producing ethanol based E85 gasoline, the only known commercially viable and publicly accepted renewable low-polluting transportation fuel, that today is competitive in price at the pump with gasoline.

     Third, it offers a low-cost method of producing electric power from low-cost and low-polluting fermentation lignin fuels.

     The reason for such optimism is the high Tip Fee currently paid by U.S. municipalities to landfills for the disposal of Municipal Waste.
Paper waste in MSW together with woodchips could be used to manufacture fermentation lignin fuels and to manufacture ethanol fuels convertible into E85 common carrier transportation fuels.

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

                                     18
                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Pursuant to Item 307 of Regulation S-B, based on an evaluation under the supervision and with the participation of Management, as of the period ended December 31, 2007 of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded, to the best of our knowledge that the Company disclosures controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports is accumulated and communicated to the Company management including the principal executive and the principal financial officer, to apply timely decisions regarding required disclosure under Rule 13a-15(e).

(b)  Changes in Internal Controls

     There were no changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect the Company's internal controls and procedures over financial reporting, under Item 308(c) of Regulation S-B. There is a material weakness dealing with timely reconciling of accounts, and therefore corrective actions will be taken. However, the design of any system of controls is based on part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

Item 2.   Changes in Securities.  None.


                                     19
Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2007.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)


                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 19, 2008

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




                                     20
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of December 31, 2007 covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 19, 2008



                                     21
                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 19, 2008



















                                     22