Form 10KSB
period 2008-03-31
STANDARD ENERGY CORP
filed 2008-07-15
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2008
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2008 was approximately $54,060.




                              -1-
As of July 14, 2008, 188,309,554 shares of the Issuer's common stock were issued and outstanding of which 55,375,737 shares were held by non-affiliates. As of July 14, 2008, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.03 bid, was approximately $1,661,272.

TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   6
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  10
  Environmental Matters.................................  10
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  11
Item 3. LEGAL PROCEEDINGS...............................  11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

PART II.................................................  12

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  12
  Price Range of Common Stock...........................  12
  Approximate Number of Equity Security Holders.........  12
  Dividends.............................................  13
  Shares Issued in Unregistered Transactions............  13
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  14
  General...............................................  14
  Results of Operations.................................  15
  Financial Condition...................................  16
  Plan of Operation.....................................  18
  Inflation.............................................  19
  Recent Accounting Pronouncements......................  19
  Off-Balance Sheet Arrangements........................  19
  Management's Conflicts of Interest....................  19
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  20



                              -2-

Table of Contents Continued
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE................  20
Item 8A. CONTROLS AND PROCEDURES........................  20
  Disclosure Controls and Procedures....................  20
  Management's Annual Report on Inernal Controls Over
  Financial Reporting...................................  20
  Changes in Internal Controls..........................  21
  Evaluation of Disclosure Controls and Procedures......  22

PART III................................................  22
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  22
  Identification of Directors and Executive Officers....  22
  Significant Employees.................................  23
  Family Relationships..................................  23
  Other Involvement in Certain Legal Proceedings........  23
  Administration Actions................................  24
  Compliance with Section 16(a).........................  24
  Code of Ethics........................................  24
  Audit Committee Financial Reports.....................  24
Item 10. EXECUTIVE COMPENSATION.........................  24
  Summary Annual Compensation Table.....................  24
  Compensation Pursuant to Plans........................  25
  Other Compensation....................................  25
  Compensation of Directors.............................  25
  Termination of Employment and Change of Control
    Arrangements........................................  25
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  26
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  26
  Transactions with Management and Others...............  26
  Forward Looking Statements............................  27
  Indebtedness of Management............................  27
  Parents of Company....................................  27

PART IV.................................................  28

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  28
    Exhibits to Form 10-KSB.............................  28
    Reports on Form 8-K.................................  28
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  28
    Exhibit 31..........................................  29
    SIGNATURE PAGE......................................  30
    Exhibit 32 Chief Executive Officer Certification....  31
    SIGNATURE PAGE......................................  32





                              -3-

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

Oil and Gas Leases

     The Company had limited participation in the Leasing Programs from 1986 through the year ended March 31, 2008, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in such Leasing Programs due to the deposit feature penalizing many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2008 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                4,596           3,338
               Wyoming             4,267           4,267
               Total               8,863           7,605

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

                              -4-
     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2008. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest".

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2008 and 2007, revenues from oil and gas lease royalties during such period were approximately $52,110 and $66,394 respectively. (See "Consolidated Financial Statements")

     The Company's oil and gas leasehold inventory remains at approximately 15,000 net acres at the year ended March 31, 2008, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.







                              -5-
     The Company retains a royalty interest, ranging from 1% to 6%, in substantially all of the leaseholds which it has resold. Since 1981, the Company has not received any substantial earnings from retained royalty interests in resold leaseholds. The majority of the leases acquired by the Company are leaseholds granted by the BLM subject to a 12-1/2% gross royalty interest in favor of the federal government's BLM.

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

     The majority of the Company's BLM leasehold inventory at March 31, 2008 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereon. Aggregate rentals paid by the Company during the years ended March 31, 2008 and 2007 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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








                              -6-
     During fiscal 2008, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

     The BLM has on several previous occasions, since the Mineral Leasing Act of 1920, suspended and/or modified the BLM Leasing Program. No assurance can be given that current Leasing Programs will not be subsequently eliminated, modified or suspended, or that the Company will be able to actively participate in or derive profits from the Leasing Programs.

Geological Information Services

     The Company, through its wholly-owned subsidiary, Petroleum Investment Company ("PIC"), provides a variety of geologic lease evaluation services. PIC makes available to subscribers monthly reports containing information which evaluates leases offered in the Leasing Programs. Such information includes comprehensive geologic data, recommendations and reports with respect to leaseholds offered in the Leasing Programs, including PIC's evaluation of the production prospects of such leaseholds and, frequently, an estimated resale value for such leaseholds, the names of selected participants, results of auction sales and drawings, and other information. In addition to such monthly reports, PIC also sells information with respect to individual oil and gas properties throughout the Rocky Mountain area.

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









                              -7-
     During the Company's two fiscal years ended March 31, 2008 and 2007, revenues contributed to the Company's consolidated revenues by PIC were approximately $1,950 and $1,650, respectively. The revenue increase contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the changing domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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


                              -8-

Research and Development of the Biofuels Technology

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 29-years, provided in excess of $13,000,000 to conduct the research and development ("R&D") effort to commercialize its second business, the commercial development of its "Biofuels Technology", designed to economically solve the critical problem of disposing of municipal solid waste ("Municipal Waste") through the 100% recycle of "paper waste" into useful products saleable at a profit.

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

                              -9-
     A Biofuels Project, fundamentally, is only an engineering concept where the Company is contemplating the construction retrofit of an existing industrial Municipal Waste plant complex utilizing the Company's Biofuels Technology to manufacture electricity, ethanol transportation fuel and other saleable products derived and harvested from the contents of Municipal Waste.

     The Company is pursuing financing ideas through its wholly-owned subsidiaries. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on a Biofuels Project were not finalized or completed as of July 14, 2008.

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






                              -10-

Employees

     As of July 14, 2008, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2008 was approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                4,596           3,338
               Wyoming             4,267           4,267
               Total               8,863           7,605

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.

Item 3.  LEGAL PROCEEDINGS

     On August 30, 2007 a Complaint of Civil Action was filed in the Third Judicial District Court, State of Utah in and for the County of Salt Lake. Salt Lake Department, against Standard Energy Corporation (the "Company"), and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to make payments as required by said Contract with Wells Fargo Bank. The Complaint asserts a claim for the sum of $105,243.55, plus interest thereafter at the Contract rate of 19.80% per annum, until paid in full and a claim for court-ordered attorneys costs. The Company and its affiliates believe the Complaint to be highly inflated and will vigorously defend its position. The Company and its affiliates
                              -11-
have discussed this case with its attorneys and believe that the amount accrued on the balance sheet is more than enough to cover the claim. The Company and its affiliates have engaged the law firm of Cohne, Rappaport & Segal to represent their interest in this matter. At the request of our counsel and due to the Plaintiff not doing anything, Judge Quinn dismissed the case without prejudice on June 23, 2008.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2008.

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2007
     First Quarter  ..........    $  0.13        $  0.03
     Second Quarter ..........       0.05           0.02
     Third Quarter  ..........       0.04           0.03
     Fourth Quarter ..........       0.09           0.03
          Fiscal Year 2008
     First Quarter  ..........    $  0.06        $  0.04
     Second Quarter ..........       0.06           0.02
     Third Quarter  ..........       0.04           0.02
     Fourth Quarter ..........       0.05           0.02

          Fiscal Year 2009
     First Quarter  ..........    $  0.05        $  0.01

Approximate Number of Equity Security Holders:

        Title of Class                holders as of July 14, 2008

Common Stock, par value $0.01 per share:         1,500
Preferred Stock, par value $0.01 per share:      None Issued

                              -12-
     As of July 14, 2008, there were 188,309,554 shares of common stock outstanding and approximately 1,500 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Shares Issued in Unregistered Transactions

     The Company issued shares of our common stock in unregistered transactions from 2002 through 2008. All of the following shares of common stock issued were issued in non-registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). Shares issued in 2006 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended, and issued as follows:

     Fiscal Year 2007

     On February 5, 2007, E.S. Bunting bought 100,000 newly issued shares of the Company's common stock at $0.05 per share in exchange for $5,000 cash. Harold P. McEvan Trust, bought 200,000 newly issued shares of the Company's common stock at $0.05 per shares in exchange for $10,000 and Dennis Ashley bought 10,000 shares of the newly issued shares of the Company's common stock at $0.05 per shares in exchange for $500. These share are to be held for investment purposes.

     Fiscal Year 2008

     On September 18, 2007, Donald Falls an unrelated third party bought 1,500,000 newly issued shares of the Company's common stock at $0.025 per share in exchange for $37,500 cash. These share are to be held for investment purposes.





                              -13-
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     During the 2008 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into approximately (1/3) lignin fuel for generating electric power, approximately (1/3) bottled CO2 gas, and ethanol convertible into approximately (1/3) E85 transportation fuels.

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


                              -14-
Results of Operations

     The Company realized revenues of $54,060 for the fiscal year ended March 31, 2008, compared with $68,044 for the corresponding period ended March 31, 2007. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were zero revenues realized for in oil and gas leasehold sales for the fiscal period ended March 31, 2008, and zero revenues in sales for the corresponding period ended March 31, 2007. Revenues from the sale of the Company's geologic information services were $1,950 for the fiscal period ended March 31, 2008, compared with $1,650 for the corresponding period ended March 31, 2007. Revenues from the Company's geologic information services have declined steadily from the collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which could, once again, create a need for the Company's geologic information services. Revenue from oil production was $52,110 for the fiscal period ended March 31, 2008, compared to $66,394 for the corresponding period ended March 31, 2007. Oil production revenues are down due to declining production on Company leaseholds.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2008, compared to zero for the comparable period ended March 31, 2007. Expenses associated with the Company's geologic information services were $7,174 for the fiscal period ended March 31, 2008, compared to $6,287 for the comparable period ended March 31, 2007. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal period ended March 31, 2008, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2007, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2007 were $140,582, compared to $164,392 for the comparable period ended March 31, 2007. These low figures reflect the Company's basic inactivity in its oil and gas sector.











                              -15-
     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2008 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were $96,428 for the fiscal period ended March 31, 2008, compared to $183,925 for the comparable period ended March 31, 2007.

     The Company's net loss for the 2008 fiscal period ended March 31, 2008 was $265,947, compared to $100,138 for comparable 2007 fiscal period and it expects to operate at a loss for the 2008 fiscal period, due to continued R&D costs incurred for its several current Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2008, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain high world crude oil and natural gas prices.

     The Company has available at March 31, 2008, unused tax operating loss carry forward of approximately $2,000,000 that may be applied against future taxable income through 2026. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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

                              -16-
     Delta also said "it is projecting that future wells will be drilled to an average depth of 9,800' for expected costs of $3.0 to $3.5 million each. Initial expectations are that wells will be drilled on 80-acre spacing. Numerous well locations are being permitted and drilling activity should resume within the next 60 days."

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

     The Company had limited participation in the Leasing Programs for the fiscal period ended March 31, 2008, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 15,000 net acres at March 31, 2008, including leaseholds acquired under its unrelated third-party agreements, together with its plan for the full development of a Biofuels Project.

     In order to continue in existence the Company is in need of additional financing from outside sources or from internal operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management can give no assurances that it will be successful in its endeavors to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its costs in oil and gas leaseholds held for resale. The financial statements do not include any adjustments relating to the amounts and classification of assets, liabilities, income or expenses that might be necessary should the Company be unable to successfully resolve these uncertainties and continue in existence.
                              -17-
     The Company foresees a need for additional equity financing in order to continue in existence, and may, in the future, seek to raise additional funds through asset sales, bank and/or other loans, debt, or equity offerings. Any such equity offerings, asset sales, or other financing may either be private or public and may result in substantial dilution to the then existing shareholders of the Company. Because of uncertainties existing in the domestic oil and gas industry and a Biofuels Project, the Company is not in a position to forecast future earnings or cash flow. The Company's future is very fluid and largely dependent on factors outside of its management's control.

     For the fiscal period ended March 31, 2008, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $110,000 with an outstanding balance of approximately $109,459 at the end of the period, and is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at March 31, 2008.

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





                              -18-
     4. Pursue oil and gas lease acquisition with third party investors and investigate the possibility of entering into the wholesale electric power generation business.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At July 14, 2008, Mr. Rowell beneficially owned approximately 64% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-year the time to pay the balance owed to them by the Company on lease ML-
50405.                             -19-
Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is submitted as a separate section at the rear of this Form 10-KSB report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 8A.   CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Based on an evaluation for the period ended March 31, 2008, our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 ("SEC"), Rules 13a-15. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of March 31, 2008. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
                              -20-

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management's assessment, management has determined that a material weakness exists, which is reflected by accounting personnel within the Company not having a thorough understanding of GAAP in order to prevent material errors from occuring. This appeared to play a part in many of the proposed adjustments discovered during the audit for both the general ledger as well as the financial statements and disclosures. In order to address and resolve this weakness we will appoint an independent CPA to oversee and review our internal controls.

     This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in the SEC filing.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal period ended Mach 31, 2008 that materially affect, our internal control over financial reporting.

     The term "internal control over financial reporting" is defined as a process by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that (a) pertain to the maintenance of records that is reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principales, and that receipts and expenditures of the registrant are being made only in accordance with authorization of management and directors of the registrant and (c) Provide reasonable assurance regarding or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.



                              -21-
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

     Because of the Company's inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       70       CEO/President/Chairman
     Pamela K. Nelson     50       Vice President/Secretary
     Michael M. Cannon    60       Director


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


                              -22-
     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 32 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, and Biofuels, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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


                              -23-
Administration Action

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

Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2008 $50,000(1)      -0-   $8,145     -0-    -0-
President/CEO   2007 $50,000(1)      -0-   $6,000     -0-    -0-
                2006 $50,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.


                              -24-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2008. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

Compensation Pursuant to Plans

     None of the executive officers of the Company are parties to an employment agreement with the Company. Dean W. Rowell, the Company's Chairman of the Board, President, Chief Executive and Chief Financial Officer will continue to serve the Company as determined by the Board of Directors without a salary or employment agreement. On April 1, 1997, the Company continues to provide Rowell with credit cards and with automobiles at a cost of approximately $18,145 per year.

     The Company has no other "plans" (as such term is used in Item 402 of Regulation S-K) with respect to further executive compensation.

Other Compensation

     Not applicable.

Compensation of Directors

     Directors of the Company receive no compensation for services as such.

Termination of Employment and Change of Control Arrangements

     Not applicable.

















                              -25-

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the number of shares beneficially owned, as of July 14, 2008, by each Director of the Company, by all officers and Directors as a group and by all persons known to the Company as owning or possessing voting control over five (5%) percent or more of the Company's outstanding shares of Common Stock:

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)            120,967,113          64.0%

     Pamela K. Nelson               12,991,124           7.0%

     Michael M. Cannon                  13,000            .0%

     All Officers and Directors
       as a group                  133,971,237          71.0%
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

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-year the time to pay the balance owed to them by the Company on lease ML-50405.








                              -26-
     During the fiscal period ended March 31, 2008, the Company continued to experience severe cash flow difficulties which have continued into the 2008 fiscal period.

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









                              -27-
PART IV

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

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2008.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2008 and March 31, 2007 and for the quarterly financial statements on Form 10-QSB were approximately $26,000 and $16,000, respectively. There were no other fees charged to the Company by HJ & Associates.

CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     None.














                              -28-
                          Exhibit "31"

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






                              -29-
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNA  TURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STANDARD ENERGY CORPORATION






                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
July 14, 2008
Salt Lake City, Utah
















                              -30-

EXHIBIT "32"

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBAN ES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: July 14, 2008























                              -31-
SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
July 14, 2008
Salt Lake City, Utah


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     July 14, 2008
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             July 14, 2008
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             July 14, 2008
  Michael M. Cannon




                              -32-
















STANDARD ENERGY CORPORATI   ON
AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL ST       ATEMENTS

                        March 31, 2008
































                              -F1-

C O N T E N T S


Report of Independent Registered Public Accounting Firm....  33

Consolidated Balance Sheet.................................  34

Consolidated Statements of Operations......................  36

Consolidated Statements of Stockholders' Equity............  37

Consolidated Statements of Cash Flows......................  38

Notes to the Consolidated Financial Statements.............  40







































                              -F2-
Report of Independent Regisered Public Accounting Firm


The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Standard Energy Corporation and Subsidiaries as of March 31, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Standard Energy Corporation and Subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the two years ended March 31, 2008 and 2007, in conformity with U. S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Standard Energy Corporations and Subsidiaries's internal control over financial reporting as of March 31, 2008 included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting" and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company is currently experiencing cash flow difficulties which raises substantial doubt about its ability to continue as a going concern. Management s plans with regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
July 14, 2008

                              -F3-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Shee          t

                        ASSETS

                                                      March 31,
CURRENT ASSETS                                           2008

  Cash                                               $     2,588
  Accounts Receivable                                      6,475
  Marketable Securities (Note 11)                          1,555

    Total Current Assets                                  10,618

PROPERTY AND EQUIPMENT, net (Note 2)                     122,008

OTHER ASSETS

  Cash surrender value   life insurance                    6,332
  Oil and gas leases held for resale (Note 3)            108,039
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                   139,371

    TOTAL ASSETS                                     $   271,997




























The accompanying notes are an integral part of these consolidated financial statements

                              -F4-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Shee     t (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                   March 31,
                                                          2008

  Accounts payable and accrued expenses              $    56,427
  Revolving line of credit (Note 10)                     109,459
  Note payable (Note 9)                                   12,180
  Note payable - related party (Note 5)                   16,700

    Total Current Liabilities                            194,766

LONG TERM DEBT

  Note payable (Note 10)                                  52,016

    Total Long Term Debt                                  52,016

      Total Liabilities                                  246,782


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 188,309,554 shares
   issued and outstanding                              1,893,469
  Additional paid-in capital                           8,068,591
  Treasury stock                                         (83,253)
  Accumulated other comprehensive income                     290
  Accumulated deficit                                 (9,853,882)

    Total Stockholders' Equity                            25,215

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                           $   271,997









The accompanying notes are an integral part of these consolidated financial statements

                              -F5-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements o     f Operations



                                           For the Years Ended
                                                 March 31,
                                             2008         2007

REVENUES

  Oil and gas information services      $     1,950  $     1,650
  Oil and gas lease royalties                52,110       66,394

    Total Revenues                           54,060       68,044

EXPENSES

  Oil and gas information services            7,174        6,287
  Depreciation, depletion/amortization       15,391        8,721
  Biofuels Project costs                     96,428      183,925
  General and administrative                140,582      164,392

    Total Expenses                          259,575      363,325

OPERATING LOSS                             (205,515)    (295,281)

OTHER INCOME (EXPENSE)

  Loss on Disposition of Asset              (12,120)           0
  Gain on Forgiveness of Debt                     0       23,946
  Gain (Loss) on Sale of Marketable
    Securities                              (33,981)     173,692
  Interest and other income                   5,810       14,369
  Interest expense                          (20,141)     (16,864)

    Total Other Income (Expense)            (60,432)     195,143

NET LOSS                                $  (265,947) $  (100,138)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    187,608,734  186,543,718

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in unrelated gain on
  marketable securities                     (26,778)      18,080

TOTAL COMPREHENSIVE LOSS                $  (292,725) $   (82,058)

The accompanying notes are an integral part of these consolidated financial statements



                              -F6-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Years Ended March   31, 2008 and 2007





            Additional
                             Treasury Stock              Common
Stock            Paid-In      Accumulated
                           Shares      Amount         Shares
 Amount       Capital        Deficit

Balance, March 31, 2006  1,037,420  $   (83,253)   186,499,554   $
1,875,369   $ 7,933,691   $ (9,487,797)

Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        50,000              0

Common stock issued
for purchase cash at
$0.05 per share                  0            0        310,000
    3,100        12,400              0

Net loss for the year
 ended March 31, 2007            0            0              0
        0             0       (100,138)

Balance, March 31, 2007  1,037,420  $   (83,253)   186,809,554   $
1,878,469   $ 7,996,091   $ (9,587,935)

Contributed capital for
 services rendered by an
 officer                         0            0              0
        0        50,000              0

Common stock issued
for purchase cash at
$0.05 per share                  0            0      1,500,000
   15,000        22,500              0

Net loss for the year
 ended March 31, 2008            0            0              0
        0             0       (265,947)

Balance, March 31, 2008  1,037,420  $   (83,253)   188,309,554   $
1,893,469   $ 8,068,591   $ (9,853,882)



The accompanying notes are an integral part of these consolidated financial statements

                              -F7-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements o     f Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2008        2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                  $ (265,947) $ (100,138)
Adjustments to reconcile net loss to
   net cash used by operating activities:
     Loss on disposition of asset             12,120           0
     Depreciation, depletion and
     amortization                             15,391       8,721
     Contributed capital for services
     rendered by an officer                   50,000      50,000
     Realized gain on sale of marketable
      securities                              33,981    (173,692)
   Changes in assets and liabilities:
     (Increase)Decrease in accounts receivable 2,035      (1,321)
     Increase in accounts payable and
      accrued expenses                           649      18,124
     Net Cash used by Operating
       Activities                           (151,771)   (198,306)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of fixed assets     (54,423)    (72,889)
   Proceeds from disposition of fixed assets  28,000       2,166
   Proceeds from sale of marketable
      securities                             285,604     481,643
   Payments for purchase of marketable
      securities                                   0    (468,350)
   Payments for oil & gas lease (Trachyte)   (41,585)          0
   Change in cash value   life insurance      14,472      (5,113)
   Net Cash Provided (Used) by Investing
   Activities                                232,068     (62,543)

CASH FLOWS FROM FINANCING ACTIVITIES
   Common Stock issued for cash               37,500      15,500
   Payments on line of credit and notes
      payable                               (211,152)     (8,304)
   Proceeds from line of credit and notes
      payable                                 68,440     234,151

Net Cash Provided (Used) by Financing
Activities                                  (105,212)    241,347

NET DECREASE IN CASH                         (24,915)    (19,502)
CASH AT BEGINNING OF YEAR                     27,503      47,005

CASH AT END OF YEAR                       $    2,588  $   27,503

The accompanying notes are an integral part of these consolidated financial statements


                              -F8-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

                                            For the Years Ended
                                                 March 31,
                                              2008        2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $    7,464  $    5,656
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for payment on note
  payable and accrued interest
     related party                        $        0  $        0
  Common stock issued for land
     related party                        $        0  $        0

































The accompanying notes are an integral part of these consolidated financial statements
                              -F9-

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectivity of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverably of the amounts due to us could be overstated, which could have a negative impact on operations.



                              -F10-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

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

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. If however a decrease in value is thought to be "other than temporary" the loss will be included in earnings. All marketable securities held by the Company have been classified as available-for-sale securities.

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





                              -F11-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of March 31, 2008 and 2007:
                                               2008        2007
Deferred tax assets
  NOL Carryover                           $  905,910  $  819,702
Contribution Carryover                         4,311       4,311
  Total Deferred Tax Asset                         0           0

Deferred tax liabilities:                          0           0
Valuation allowance                         (910,221)   (824,013)

Net deferred tax asset                    $        0  $        0

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2008 and 2007 due to the following:

                                               2008        2007

Book income                               $ (103,719) $  (39,054)
Stock for services                            19,500      19,500
Depletion                                     (8,952)    (11,249)
Other                                          1,404        (289)
Unrealized Loss                                7,277           0
Valuation allowance                           84,490      31,092

                                          $        0  $        0

At March 31, 2008, the Company had net operating loss carryforwards of approximately $2,320,000 that may be offset against future taxable income from the year 2008 through 2028.
No tax benefit has been reported in the March 31, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.









                              -F12-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

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

                                  For the Year Ended
                                     March 31, 2008
                            Loss         Shares        Per Share
                         (Numerator)  (Denominator)      Amount

                        $   (265,947)   187,608,734   $    (0.00)

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















                              -F13-

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2008:

           Vehicle                                    $   81,019
           Oil & Gas Properties                          149,153
           Computers                                       7,711
           Furniture and fixtures                         51,393
           Printing systems                               35,648
           Well and land files and maps                  305,000
             Total                                       629,924
             Less: accumulated depreciation             (507,916)

             Total                                    $  122,008

Depreciation expense for the years ended March 31, 2008 and 2007 was $15,391 and $8,721, respectively.

NOTE 3 - OIL AND GAS PROPERTIES

The Company's primary oil and gas businesses, brokerage of leasehold interests and sales related to its information services, have decreased significantly over the past few years. At March 31, 2008, the Company was holding oil and gas leases for resale with a cost basis of $108,039.

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











                              -F14-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Office Lease

The Company entered into a lease extension agreement for office space which commenced December 15, 2002 for a term of one year with monthly lease payments of $1,500 per month. The office space is being rented on a month to month basis.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2008 and 2007, an officer of the Company contributed services valued at $50,000 and $50,000, respectively, which is recorded as an increase in additional paid-in capital.

On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-year the time to pay the balance owed to them by the Company on lease ML-50405.

On April 1, 2007, the Company allowed Mr. Rowell's daugther, Karen Rowell to rent on a month to month basis the 2007 Saturn Sky if she would make the payment to the company of $380.15 per month. As of March 31, 2008, Ms. Rowell had paid $4,406.12 to the Company towards the rental of the car. The rental period ended on June 30, 2008 at which time Ms. Rowell agreed to return the car to the Company.

NOTE 6 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses in the past which have resulted in working capital and accumulated deficits. These deficits have been caused primarily from the Company's investment in Biomass International, Inc. (a development stage company) and significantly reduced revenues from sales of its oil and gas leasehold interests and information services. Because of the currently changing conditions in the oil and gas industry, coupled with the Company's cash flow difficulties, the Company's ability to retain and ultimately recover its investments in oil and gas leaseholds held for resale and other assets of the Company, is uncertain at this time. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are to seek additional financing through loans or through the issuance of equity securities and to seek increased sales related to its oil

                              -F15-

STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

NOTE 6 - Continued
and gas businesses. However, management can give no assurance that it will be successful in its endeavor to resolve its cash flow difficulties or that it will be able to retain and ultimately recover its cost in oil and gas leaseholds held for resale and the other assets of the Company. The financial statements do not include any adjustments relating to the recoverably and classification of liabilities, income or expenses that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 - CAPITAL STOCK

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2008.

NOTE 8 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the year ended March 31, 2008, the Company adopted the following accounting pronouncements which had no impact on the financial statement or results of operations:

     - SFAS No. 141, Business Combinations
     - SFAS No. 157, Fair Value
     - SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115
     - SFAS No. 160, Noncontrolling Interest in Consolidated
       Financial Statements
     - SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities

In addition, during the year ended March 31, 2008, FASB
Interpretations No. 45 and No. 46, along with various Emerging
Issues Task Force Consensuses (EITF) were issued and adopted by the Company and has no impact on its financial statements.

NOTE 9 - NOTE PAYABLE
    Note payable to vehicle financing agency,

                      Note 1        Note 2         Note 3    Total
Monthly Payment     $ 380.15     $ 631.41      $ 612.24
Interest Rate          10.90%       11.90%        11.90%
Principal Balance     12,082        26,175         25,939   $64,196
Less Current Portion   3,300         4,480          4,400    12,180

Long term Portion   $   8,782    $   21,695     $   21,539  $52,016
                              -F16-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

    Future maturities of long term debt are as follows:

                       For the year ended
                            March 31,

                            2010               $   16,626
                            2011                   14,358
                            2012                   13,121
                            2013                    7,911

                              Total            $   52,016


NOTE 10 - REVOLVING LINES OF CREDIT

     Line of credit due to Wells Fargo
     Business currently in default,
     bearing interest at 12.5%, unsecured.      $  109,459

                                                $  109,459

NOTE 11 - CURRENT ASSETS AVAILABLE FOR SALE EQUITY SECURITIES

Included in current assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                                March 31
                                           2008         2007

Market Value                            $    1,555   $  347,919
Cost                                        27,719      320,850
Gross unrealized holding gains
     before income tax effect                  290       27,069
Income tax effect                                0            0
Gross unrealized holding gains,
     net of income tax effect,
     included in stockholders' equity          290       27,069

Realized gains (losses) on available-for-sale securities amounted to $(33,981) for the year ended March 31, 2008 and $173,692 for the year ended March 31, 2007. Proceeds from sales of available-for-sale securities amounted to $510,717 for the year ended March 31, 2008, $481,643 for the year ended March 31, 2007. The
Company uses the specific identification method to determine the cost of securities sold.





                              -F17-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Notes to the Consolidated  Financial Statements
March 31, 2008 and 2007

NOTE 12 - INCOME TAXES

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and Utah. With few exceptions, the Company is no longer subject to U.S. federal and Utah income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized approximately $0 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the April 1, 2007, balance of retained earnings.

Included in the balance at March 31, 2008, are $0 of tax positions for which the ultimate deductibility if highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended March 31, 2008, 2007 and 2006, the Company recognized approximately $0, $0, and $0 in interest and penalties. The Company had approximately $0 and $0 for the payment of interest and penalties accrued at March 31, 2008, and 2007, respectively.

NOTE 13 - LEGAL PROCEEDINGS

On August 30, 2007 a Complaint of Civil Action was filed in the Third Judicial District Court, State of Utah in and for the County of Salt Lake. Salt Lake Department, against Standard Energy Corporation (the "Company"), and Dean W. Rowell, individually ("its affiliates"). The Complaint alleges that the Company and its affiliates failed to make payments as required by said Contract with Wells Fargo Bank. The Complaint asserts a claim for the sum of $105,243.55, plus interest thereafter at the Contract rate of 19.80% per annum, until paid in full and a claim for court-ordered attorneys costs. The Company and its affiliates believe the Complaint to be highly inflated and will vigorously defend its position. The Company and its affiliates have discussed this case with its attorneys and believe that the amount accrued on the balance sheet is more than enough to cover the claim. The Company and its affiliates have engaged the law firm of Cohne, Rappaport & Segal to represent their interest in this matter. At the request of our counsel and due to the Plaintiff not doing anything, Judge Quinn dismissed the case without prejudice on June 23, 2008.
                              -F18-