Form 10QSB
period 2008-06-30
STANDARD ENERGY CORP
filed 2008-08-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED June 30, 2008

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

     Common Stock outstanding at August 12, 2008: 188,309,554 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                      For three months Ended June 30, 2008

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                June 30, 2008 and March 31, 2008.............,.....   3
              Consolidated Statements of Operations -
                For the three months
                ended June 30, 2008 and 2007.......................   5
             Notes to consolidated financial statements............   7
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - .............   9
             Oil and Gas Operations................................   9
             Cellulose Ethanol Technology..........................   9
             Results of Operations.................................  10
             Financial Condition...................................  11
             Plan of Operation.....................................  14
             Inflation.............................................  14
             Recent Accounting Pronouncements......................  14
             Government Regulations................................  15
             Off-Balance Sheet Arrangements..........................15
             Management's Conflicts of Interest....................  15
             Transactions with Management and Others...............  15
             Research and Development of the Biofuels Technology...  16
             Forward Looking Statements............................  18
     Item 3. Controls and Procedures...............................  19

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  20
     Item 2. Changes in Securities.................................  20
     Item 3. Defaults upon Senior Securities.......................  20
     Item 4. Submission of Matters to a Vote of Security Holders...  20
     Item 5. Other Information.....................................  20
     Item 6. Exhibits..............................................  20
     Signature Page................................................  20
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  21
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  22




                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                     June 30       March 31
                                                      2008           2008
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $    5,096      $    2,588
  Accounts Receivable                                  18,767           6,475
  Marketable Securities                                 1,214           1,555

    Total Current Assets                               25,077          10,618

PROPERTY AND EQUIPMENT, net                           117,957         122,008

OTHER ASSETS

  Cash surrender value - life insurance                 2,631           6,332
  Oil and gas leases                                  108,039         108,039
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                135,670         139,371

    TOTAL ASSETS                                   $  278,704      $  271,997
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               June 30      March 31
                                                 2008         2008
                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   60,225       $  56,427
  Revolving lines of credit                     112,879         109,459
  Note payable                                   12,200          12,180
  Notes payable - related party                  13,200          16,700

   Total Current Liabilities                    198,504         194,766

LONG TERM DEBT

  Note payable                                   51,685           52,016

    Total Long Term Debt                         51,685           52,016

    Total Liabilities                           250,189          246,782

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
    Common Stock, par value $.01 per share:
    200,000,000 shares authorized,
    189,346,974 and 187,846,974 shares
    issued and outstanding respectively       1,893,469       1,893,469
  Additional paid-in capital                  8,081,091       8,068,591
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income            (51)            290
  Accumulated deficit                        (9,862,741)     (9,853,882)

    Total Stockholders' Equity                   28,515          25,215

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  278,704      $  271,997







The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the        For the
                                                  Three Months  Three Months
                                                    Ended          Ended
                                                   June 30,       June 30,
                                                     2008           2007
REVENUES

  Oil and gas services                             $      600      $      600
  Oil production                                       28,639          10,789

    Total Revenues                                     29,239          11,389

EXPENSES

  Oil and gas activities                               (8,525)         12,722
  Depreciation, depletion and amortization              4,051           3,644
  Biofuels project costs                               18,500          37,809
  General and administrative                           18,613          64,975

    Total Expenses                                     32,639         119,150

OPERATING LOSS                                         (3,400)       (107,761)

OTHER INCOME (EXPENSE)

  Interest and other income                               144           1,073
  Gain on sale of marketable securities                     0          47,088
  Interest expense                                     (5,603)         (6,213)

    Total Other Income (Expense)                       (5,459)        41,948

NET INCOME (LOSS)                                      (8,859)        (65,813)

Change in unrealized gain/loss on marketable
  securities                                             (341)        (27,069)
Total Comprehensive Loss                           $   (9,200)     $  (92,882)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    188,309,554     187,846,974






The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Three  For the Three
                                                 Months Ended   Months Ended
                                                   June 30,        June 30,
                                                     2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $    (8,859)  $    (65,813)
Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization           4,051          3,644
     Contributed capital for services
     rendered by an officer                            12,500         12,500
     Realized gain on sale of marketable
     securities                                             0        (47,088)
  Changes in assets and liabilities:
     Increase in accounts receivable                  (12,292)       (36,841)
  Increase in accounts
     payable and accrued expenses                       3,798            847
     Net Cash Used by
     Operating Activities                                (802)      (132,751)

CASH FLOWS FROM INVESTING ACTIVITIES
     Change in cash value-life insurance                3,701              0
     Proceeds from sale of marketable
     securities                                             0        367,938
     Payments for purchase of marketable
     securities                                             0              0
     Payments for purchase of fixed assets                  0              0
     Net cash provided by Investing Activities          3,701        367,938
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit       (3,811)      (170,916)
     Proceeds from notes payable & lines of
     credit                                             3,420              0
     Net Cash Provided by (used by)
     Financing activities                                (391)      (170,916)
NET INCREASE IN CASH                                    2,508         64,271
CASH AT BEGINNING OF PERIOD                             2,588         27,503
CASH AT END OF PERIOD                             $     5,096   $     91,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     2,182      $   3,189
     Income Taxes                                 $         0      $       0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    12,500      $  12,500



The accompanying notes are an integral part of these consolidated financial
statements.                            6
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2008
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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



                                     7
NOTE C - CAR AND USE OF COMPANY CREDIT CARD

     The Company continues to provide Rowell with credit cards and two automobiles at a cost of approximately $18,145 per year, this cost will increase as needed by Mr. Rowell.

     On April 1, 2007, the Company agreed to allow Mr. Rowell's daughter, Karen Rowell to rent on a month to month basis the 2007 Saturn Sky if she would make the payment to the company of $380.15 per month. As of March 31, 2008, Ms. Rowell has paid $4,406.12 to the Company towards the rental of the car. The rental period ended on June 30, 2008 at which time Ms. Rowell agreed to return the car to the Company.

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

NOTE E - RELATED PARTY TRANSACTIONS

     On November 12, 2007, Trachyte Oil Company ("Trachyte"), an affiliate of the Company, sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-yr the time to pay the balance owed to them by the Company on lease ML-50405.

NOTE F - INCOME TAXES

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.



                                     8
     The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on April 1, 2008. As a result of the implementation of Interpretation 48, the Company recognized approximately $0 increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the April 1, 2008, balance of retained earnings.

     Included in the balance at June 30, 2008, are $0 of tax positions for which the ultimate deductibility if highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended March 31, 2008, 2007 and 2008, the Company recognized approximately $0, $0, and $0 in interest and penalties. The Company had approximately $0 and $0 for the payment of interest and penalties accrued at March 31, 2008, and 2007, respectively.

PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oil and Gas Operations

     The Company's principal business is the acquisition of unproven oil and gas leaseholds with the intent of developing such leaseholds into producing lease and royalty properties. The Company acquires primarily federal oil and gas leaseholds through the Bureau of Land Management ("BLM") leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally, the States of Utah and Wyoming.

Cellulose Ethanol Technology

     The Company's second business is to promote the construction and development of several regional cellulose ethanol production plants (the "Biofuel Projects"). The Company believes if equipped with Company owned cellulose ethanol technologies (the "Biofuel Technologies"), Company owned cellulose ethanol plants could process domestically produced organic agriculture plant growth wastes, farmed poplar trees and Celmat into cellulose ethanol biofuels and other saleable products. (See page 16, "Research and Development of the Biofuels Technologies")







                                     9

Results of Operations

     During the 2009 fiscal period the Company realized revenues of $29,239 for the three-month period ended June 30, 2008, compared with $11,389 for the corresponding period ended June 30, 2007. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $600 for the three-month period ended June 30, 2008, compared with $600 for the corresponding period ended June 30, 2007. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which would, once again, create a need for the Company's geologic information services. Revenue from oil production was $28,639 for the three-month period ended June 30, 2008, compared to $10,789 for the corresponding period ended June 30, 2007.

     The Company incurred expenses related to its oil and gas activities were $(8,525) for the three-month period ended June 30, 2008, compared to $12,722 for the comparable period ended June 30, 2007. General and administrative expenses for the period ended June 30, 2008 were $18,613 compared to $64,975 for the comparable period ended June 30, 2007. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the 2005 fiscal period, the Company created a line item for Research and Development ("R&D") costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects, accounted for under line item Biofuel Project Costs and were $18,500 for the three-month period ended June 30, 2008, compared to $37,809 for the comparable period ended June 30, 2007.

     The Company's net loss for the three-month period ended June 30, 2008 was $(8,859), compared to a net loss of $(65,813) for the comparable three-month period ended June 30, 2007, and the Company expects to operate at a loss for the remaining 2009 fiscal period, due to continued R&D costs incurred for a Biofuels Project and costs related to its oil and gas business.

     The Company does not expect to realize significant cash flows from its oil and gas activities during fiscal 2009, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues to change due to uncertain world crude oil and natural gas price fluctuations.








                                     10

     The Company has available at March 31, 2008, unused tax operating loss carry forward of approximately $2,320,000 that may be applied against future taxable income through 2028. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

Financial Condition

     On January 11, 2007, Delta Petroleum Corp's (Delta) website deltapetro.com/PressRelease reported the following:

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

     On December 31, Deltapetro.com reported Tricinda agreed to buy 36 million shares of the independent energy exploration and development company for $19 a piece. The deal represented a premium of 23 percent over Delta Petroleum's closing stock price before the announcement.

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






                                    11
     On July 16, 2008, deltapetro.com reported the following:

     "Delta Petroleum Corporation Provides Greentown Field Area Update. Greentown Project Pipeline Update -- The Company completed the initial phase of the Greentown pipeline on schedule, and gas sales commenced on June 30, 2008. Greentown Project Well Results -- The Company has been producing the Greentown Federal 28-11 vertical well (70% WI) consistently for the past six weeks. This is a vertical well producing from the 'O'
clastic interval. Over a 30-day period between the end of May 2008   and
the end of June 2008, the well produced 7,980 barrels of oil (Bo) and flared 50.13 million cubic feet (Mmcf) of natural gas. The well is currently producing into the Greentown Pipeline at a rate of 17 million cubic feet of gas per day (Mmcf/d) and 248 barrels of oil per day (Bo/d). The increase in production since the last operations update is due to a salt dissolution treatment on the well that was performed in mid-May. Although the Company is pleased with the results and current production of the 28-11 well, it expects to continue to develop the Greentown Project through horizontal drilling. The Company is in the final stages of completing its initial horizontal well in the 'O' clastic interval. The Greentown Federal 26-43D (83% WI) was drilled to a total vertical depth of 10,587' with a lateral of 269'. Initial production rates should be available soon. The Company is currently drilling two additional horizontal wells, the Greentown State 36-24H (75% WI) and the Greentown Federal 31-36 (83% WI) in the 'O' clastic interval and expects to report results from these wells in the near future."

     The Company and its affiliate, Trachyte, own 100% interest in approximately 5,000 adjacent to Delta's federal, state and fee lands. The Company Leases intermingle with Delta's approximate 40,000 acres of Greentown leases and several oil and gas discovery wells where Delta began serious drilling in 2007 and discovered Greentown Field at the section 36-11 blow-out well in January 2007, the follow-up 32-42 well in February 2007 and the just reported December 17, 2007 Greentown Field 28-11 well that flow tested 1,379 barrels of 60 gravity crude oil condensate (very light oil) together with 7.5-million cubic feet of gas/day during an initial test of the Paradox Formation "O" zone (clastic zone #15) and most important because the well confirms a very large aerial extent to the Greentown Field over an approximate 1,200' net vertical feet of potential producing column, both of which are the good news not everyone was expecting. (See deltapetro.com)

     Management continues to explore additional financing alternatives for ongoing and future operations of the Company. There is no assurance that the efforts of management to locate and secure additional financing will be successful, and the failure to secure a Biofuels Project financing would substantially alter management's assumptions as herein presented.

     Revenue increased in the Company's overall oil and gas lease royalties which are related to effects of the worldwide fluctuation of oil and gas prices. The fluctuation of oil and gas prices could also cause a fluctuation of the amount of oil/gas produced by various well operators.


                                    12
     The Company had limited participation in the Leasing Programs for the three-month period ended June 30, 2008, except through its participation agreements with certain unrelated third parties on a limited basis, due to limited availability of funds and presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for development and resale approximating 15,000 net acres at June 30, 2008 including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuel Projects.

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










                                     13
     For the three-month period ended June 30, 2008, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company. Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at August 12, 2008.

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

     3.   Continue the design and development of a Biofuels
          Project into three businesses -- Municipal Waste recycle, ethanol biofuel production and lignin biofuel electric power generation and investigating the possibility of entering into the wholesale electric power generation business at one or more of its Biofuel Projects.

     4. Pursue oil and gas lease acquisition and production drilling at the Company's Monument Upwarp Anticline Big Flat and Greentown oil fields with third party investors.

     5. Continue to receive increased royalty income through development drilling on Company owned overriding royalty interests.

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


                                     14
Government Regulations

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

     There can be no assurance that the federal government and/or state governments or both would not impose additional regulations upon the Company's activities which might adversely affect the Company's business.

Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At August 12, 2008, Mr. Rowell beneficially owned approximately 64% of the common stock of the Company and 100% of the common stock of Trachyte.

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

Transactions with Management and Others

     Geologic and other information which Petroleum Investment Company ("PIC") has or develops is available to Rowell as an officer of the Company, and he may use such information for the benefit of the Company in determining which leases to buy or sell. Such information is also available to Rowell, without cost, in connection with Rowell's participation in the Leasing Programs.






                                     15
     Since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of its businesses, otherwise the Company would have been unable to pursue the goals it has pursued. Final plans and final financial arrangements had not been completed for a Biofuels Project as of August 12, 2008.

     On July 15, 1996, the Company formed Biofuels, Inc. ("Biofuels"), a wholly-owned subsidiary, for the purpose of investing in and developing the Biofuel Technologies for a Biofuels Project. This on-going effort has been centered on management's belief that low-cost organic cellulosic materials ("Celmat") to BioFuel Technologies could be commercialized, based on the Company's extensive experience at its former research center operated from 1982 through 1992, and its continued research experience in developing a Biofuels Project.

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to the Company. On July 3, 2008 Trachyte extended for 1-yr the time to pay the balance owed to them by the Company on lease ML-50405.

Research and Development of the Biofuels Technologies

     Essentially, the Company's oil and gas activities have supported its Biofuel Projects for over 20-years, providing in excess of $15-million to conduct the R&D efforts the Company believes was required to commercialize the the Biofuel Technologies, designed to economically process domestically produced organic agriculture plant growth, farmed poplar trees and Celmat into, principally, ethanol and fermentation lignin biofuels, bottled carbon dioxide gas ("CO2") and other minor salable products, processing incoming cellulose streams into 100% salable product streams, including the Celmat stream portion of Municipal Waste.

     Corn fermentation anhydrous alcohol currently represents nearly 100% of ethanol production in the USA. 15% regular gasoline is currently splash blended into corn anhydrous alcohol batch tanks or tanker trucks to produce high-demand FDA approved E85 gasolines, then distributed and sold at ordinary gasoline filling stations throughout America.

     In future cellulose ethanol production plants, the Company will purchase regular gasoline to "ethanol plant blend" 15% gasoline into the anhydrous alcohol stream to manufacture E85 gasolines, considered by blending experts to be a better blending method than tank-blending or gasoline tanker splash-blending.




                                     16
     As a result of its R&D efforts, Management believes that the Company has developed what appears to be a commercial application of its Biofuel Technologies for the future recovery of Celmat consisting of mostly paper products easily harvested from Municipal Waste through new generation enviro-friendly manufacturing plants fed by Municipal Waste, which Biofuel Plants would combine waste cellulose materials and Celmat recycling, electric power generation, ethanol fuel production and bottled CO2 recovery at several regional Biofuel Plant sites.

     During the 2009 fiscal period, the Company continues to promote the construction and development of several regional cellulose ethanol production plants and believes if a cellulose ethanol Biofuels plant were to be built, equipped with Company owned cellulose ethanol Biofuel Technologies, the Company could process domestically produced organic agriculture plant growth, farmed poplar trees and Celmat into, principally, 30% fermentation anhydrous alcohol, 30% fermentation lignin, 30% CO2, 5% anaerobic digester produced methane ("Biogas") and 5% dirt, sand and gravel process wastes ("Process Aggregates") and the following profit centers would immediately develop:

     First, the anhydrous alcohol would be blended with 15% gasoline to manufacture "cellulose ethanol blend E85 gasolines" and other highly sought-after cellulose ethanol blend products to be distributed thoughout the existing corn ethanol production distribution network.

     Second, the fermentation lignin production would be blended with 30% anhydrous alcohol to manufacture low-cost "B100 turbine biofuels", initially at least, to offset high-cost natural gas fuel for heavy-duty gas turbine users that generate large volumes of high-value peak-demand electric power to national grids.

     Third, fermentation carbon dioxide CO2 represents approximately 30% of the total product stream and will be ethanol plant delivered into pipelines for sequestering in deep underground geologic formation layers for oil field secondary crude oil recovery purposes and bottled into beverage grade CO2 for truck deliveries to nearby soft drink soda bottlers.

     Fourth, Biogas production represents approximately 5% of the total product stream and will be delivered into the ethanol plant's B100 biofuel turbines to generate additional plant bioelectricity. The remaining 5% of the total product stream is an inorganic product stream consisting mostly of Process Aggregates that will be formed into concrete designer Jersey Walls and patio blocks and represents approximately 5% of the original incoming ethanol plant product stream.

     The Company's Biofuel Technologies process 100% of the incoming raw cellulose material process stream into 100% salable products at the end of process stream, representing 100% of the incoming raw material process stream, processed into 100% product sales, leaving no waste stream.




                                     17
     Under current law, the Company believes all produced products of the Company's Biofuel Technologies will be eligible for very large federal and state government cellulose feedstock based biofuel manufacturing income tax subsidies for the foreseeable future, representing 50% or more of future cellulose ethanol plant profit streams.

     Management of the Company believes its R&D efforts have produced trade secret know-how cellulose plant and production based equipment and technical designs which, in the future, should produce valuable patent protection to the Company's Biofuel Technologies from the Company's long experience and work conducted at its former "Research Center" and current commercialization efforts.

     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the Biofuels Technologies will perform on a commercial basis. The Company's future Biofuels Technologies operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project.

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










                                     18
                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Pursuant to Item 307 of Regulation S-B, based on an evaluation under the supervision and with the participation of Management, as of the period ended June 30, 2008 of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded, to the best of our knowledge that the Company disclosures controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports is accumulated and communicated to the Company management including the principal executive and the principal financial officer, to apply timely decisions regarding required disclosure under Rule 13a-15(e).

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


                                     19
Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended June 30, 2008.

          August 1, 2008 Form 8-K/A, previously filed.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)


                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: August 12, 2008
















                                         20
                                   Exhibit 31


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of June 30, 2008 covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):




                                     21
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  August 12, 2008

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  August 12, 2008

                                     22