Form 10-Q
period 2008-09-30
STANDARD ENERGY CORP
filed 2008-11-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED September 30, 2008

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

     Common Stock outstanding at November 12, 2008: 188,309,554 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For six months Ended September 30, 2008

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                September 30, 2008 and March 31, 2008..............   3
             Consolidated Statements of Operations -
                For the six months
                ended September 30, 2008 and 2007..................   5
             Consolidated Statements of Operations -
                For the three months
                ended September 30, 2008 and 2007..................   6
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  15
             Inflation.............................................  15
             Recent Accounting Pronouncements......................  15
             Government Regulations................................  15
             Off-Balance Sheet Arrangements..........................16
             Management's Conflicts of Interest....................  16
             Transactions with Management and Others...............  16
             Research and Development of the Biofuels Technology...  17
             Forward Looking Statements............................  18
     Item 3. Controls and Procedures...............................  18

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  19
     Item 2. Changes in Securities.................................  19
     Item 3. Defaults upon Senior Securities.......................  19
     Item 4. Submission of Matters to a Vote of Security Holders...  19
     Item 5. Other Information.....................................  19
     Item 6. Exhibits..............................................  20
     Signature Page................................................  20
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  20
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  22



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                     June 30       March 31
                                                      2008           2008
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $    1,319      $    2,588
  Accounts Receivable                                   5,894           6,475
  Marketable Securities                                     0           1,555

    Total Current Assets                                7,213          10,618

PROPERTY AND EQUIPMENT, net                           113,906         122,008

OTHER ASSETS

  Cash surrender value - life insurance                 2,631           6,332
  Oil and gas leases                                  108,039         108,039
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                135,670         139,371

    TOTAL ASSETS                                   $  256,789      $  271,997
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                            September 30    March 31
                                                 2008         2008
                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   53,803       $  56,427
  Revolving lines of credit                     116,407         109,459
  Note payable                                   12,500          12,180
  Notes payable - related party                  12,800          16,700

   Total Current Liabilities                    195,510         194,766

LONG TERM DEBT

  Note payable                                   47,606           52,016

    Total Long Term Debt                         47,606           52,016

    Total Liabilities                           243,116          246,782

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
    Common Stock, par value $.01 per share:
    200,000,000 shares authorized,
    188,309,554 shares issued and
    outstanding respectively                  1,893,469       1,893,469
  Additional paid-in capital                  8,093,591       8,068,591
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income         (1,265)            290
  Accumulated deficit                        (9,888,869)     (9,853,882)

    Total Stockholders' Equity                   13,673          25,215

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  265,789      $  271,997







The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the       For the
                                                  Six Months    Six Months
                                                    Ended         Ended
                                                 September 30, September 30,
                                                     2008           2007
REVENUES

  Oil and gas services                             $    1,050      $    1,050
  Oil production                                       46,601          25,592

    Total Revenues                                     47,651          26,642

EXPENSES

  Oil and gas activities                               (4,176)          7,314
  Depreciation, depletion and amortization              8,102           7,289
  Biofuels project costs                               34,808          63,780
  General and administrative                           32,800          88,504

    Total Expenses                                     71,534         166,887

OPERATING LOSS                                        (23,883)       (140,246)

OTHER INCOME (EXPENSE)

  Interest and other income                               290           5,467
  Gain on sale of marketable securities                     0          47,088
  Interest expense                                    (11,395)        (10,532)

    Total Other Income (Expense)                      (11,105)         42,023

NET INCOME (LOSS)                                     (34,988)        (98,222)

Change in unrealized gain/loss on marketable
  securities                                           (1,214)        (51,266)
Total Comprehensive Loss                           $  (36,202)     $ (149,488)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    188,309,554     186,907,915






The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the       For the
                                                  Three Months  Three Months
                                                    Ended         Ended
                                                 September 30,  September 30,
                                                     2008           2007
REVENUES

  Oil and gas services                             $      450      $      450
  Oil production                                       17,962          14,803

    Total Revenues                                     18,412          15,253

EXPENSES

  Oil and gas activities                                4,349          (5,408)
  Depreciation, depletion and amortization              4,051           3,645
  Biofuels project costs                               15,295          25,971
  General and administrative                           15,200          23,529

    Total Expenses                                     38,895          47,737

OPERATING LOSS                                        (20,483)        (32,484)

OTHER INCOME (EXPENSE)

  Interest and other income                               146           4,394
  Gain on sale of marketable securities                     0               0
  Interest expense                                     (5,792)         (4,319)

    Total Other Income (Expense)                       (5,646)             75

NET INCOME (LOSS)                                     (26,129)        (32,409)

Change in unrealized gain/loss on marketable
  securities                                             (873)        (24,197)
Total Comprehensive Loss                           $  (27,002)     $  (56,606)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    188,309,554     187,005,206






The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Six    For the Six
                                                 Months Ended   Months Ended
                                                 September 30,  September 30,
                                                     2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $   (34,988)  $    (98,222)
Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization           8,102          7,289
     Contributed capital for services
     rendered by an officer                            25,000         25,000
     Realized gain on sale of marketable
     securities                                             0        (47,088)
  Changes in assets and liabilities:
     Increase in accounts receivable                      581           442
Increase in accounts
     payable and accrued expenses                      (2,624)       (19,891)
     Net Cash Used by
     Operating Activities                              (3,929)      (132,470)

CASH FLOWS FROM INVESTING ACTIVITIES
     Change in cash value-life insurance                3,701              0
     Proceeds from sale of marketable
     securities                                             0        367,938
     Payments for purchase of marketable
     securities                                             0        (92,822)
     Payments for purchase of fixed assets                  0              0
     Net cash provided by Investing Activities          3,701        275,116
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit       (1,041)      (170,133)
     Proceeds from sale of stock                                      37,500
     Proceeds from notes payable & lines of
     credit                                                 0             0
     Net Cash Provided by (used by)
     Financing activities                              (1,041)      (132,633)
NET INCREASE IN CASH                                   (1,269)        10,013
CASH AT BEGINNING OF PERIOD                             2,588         27,503
CASH AT END OF PERIOD                             $     1,319   $     37,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     4,447      $   4,389
     Income Taxes                                 $         0      $       0

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    25,000      $  25,000


The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2008
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

     On April 1, 2007, the Company agreed to allow Mr. Rowell's daughter, Karen Rowell to rent on a month to month basis the 2007 Saturn Sky if she would make the payment to the company of $380.15 per month. As of March 31, 2008, Ms. Rowell has paid $4,406.12 to the Company towards the rental of the car. The rental period ended on September 30, 2008 at which time Ms. Rowell agreed to return the car to the Company.

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

NOTE E - RELATED PARTY TRANSACTIONS

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-yr the time to pay the balance owed to them by the Company.

NOTE F - INCOME TAXES

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.




                                     9
     The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes, on April 1, 2008. As a result of the implementation of Interpretation 48, the Company recognized zero increase in the liability for unrecognized tax benefits which was accounted for as a reduction to the April 1, 2008, balance of retained earnings.

     Included in the balance at September 30, 2008, are zero tax positions for which the ultimate deductibility if highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended March 31, 2008 and 2007, the Company recognized approximately zero, zero, and zero in interest and penalties. The Company had zero and zero for the payment of interest and penalties accrued at March 31, 2008, and 2007, respectively.

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

     Fundamentally, the Company has two principal businesses. They are its traditional oil and gas lease activities including producing and non-producing lease and royalty holdings, and its "Biofuel Projects".

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





                                     10
     As a result of its R&D efforts management believes that the Company has developed what appears to be a commercial application of its biofuel technologies for the future recovery of Celmat organic materials from the recycle of "Municipal Waste". A Biofuels Project would most likely be located in the western and Northeast U.S. where Municipal Waste landfills and transfer stations charge the highest dump rates ("Tip Fee") in the U.S. for the disposal of Municipal Waste and other cellulosic waste materials.

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

Results of Operations

     The Company realized revenues of $47,651 for the six-month period ended September 30, 2008, compared with $26,642 for the corresponding period ended September 30, 2007. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $1,050 for the six-month period ended September 30, 2008, compared with $1,050 for the corresponding period ended September 30, 2007. Recent world crude oil and natural gas price decreases have caused domestic drilling activity to decrease, once again. Revenue from oil production was $46,601 for the six-month period ended September 30, 2008, compared to $25,592 for the corresponding period ended September 30, 2007.

     The Company incurred expenses related to its oil and gas activities were $(4,176) for the six-month period ended September 30, 2008, compared to $7,314 for the comparable period ended September 30, 2007. General and administrative expenses for the period ended September 30, 2008 were approximately $32,800 compared to $88,504 for the comparable period ended September 30, 2007. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were approximately $34,808 for the six-month period ended September 30, 2008, compared to $63,780 for the comparable period ended September 30, 2007.






                                     11
     The Company's net loss for the six-month period ended September 30, 2008 was $(34,988), compared to a net loss of $(98,222) for the comparable six-month period ended September 30, 2007, and the Company expects to operate at a loss for the remaining 2009 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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





                                     12
     On December 31, Delta said Tricinda agreed to buy 36 million shares of the independent energy exploration and development company for $19 a piece. The deal represented a premium of 23 percent over Delta Petroleum's closing stock price before the announcement.

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

     The Company had limited participation in the Leasing Programs for the six-month period ended September 30, 2008, except through its participation agreements with certain unrelated third parties on a limited basis, due to limited availability of funds and presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale could continue to effect its future operations.








                                     13
     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale approximating 15,000 net acres at September 30, 2008 including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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

     For the six-month period ended September 30, 2008, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at November 12, 2008.



                                     14
Plan of Operation

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


                                     15
Off-Balance Sheet Arrangements

     There are currently no off-balance sheet arrangements.

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At November 12, 2008, Mr. Rowell beneficially owned approximately 65% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     During the fifteen year period since fiscal 1991, Trachyte has helped financially support the Company largely due to Rowell's efforts to secure loans from Trachyte for the Company during periodic cash flow difficulties. During such periods, the several transactions with Trachyte have provided the financial means for the Company to pursue commercialization of a Biofuels Project, otherwise the Company would have been unable to pursue this goal. Final plans and final financial arrangements had not been completed for a Biofuels Project as of November 12, 2008.

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





                                     16

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On July 3, 2008 Trachyte extended for 1-yr the time to pay the balance owed to them by the Company.

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

                                     17
     There can be no assurance that the required capital will be available to construct a Biofuels Project and there can be no assurance that the biofuels technologies will perform on a commercial basis. The Company's future operating results will depend on its ability to obtain adequate financing to construct a Biofuels Project. Expenses incurred for a Biofuels Project would be accounted for under line item "Biofuel Project Costs".

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

                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Pursuant to Item 307 of Regulation S-B, based on an evaluation under the supervision and with the participation of Management, as of the period ended September 30, 2008 of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded, to the best of our knowledge that the Company disclosures controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports is accumulated and communicated to the Company management including the principal executive and the principal financial officer, to apply timely decisions regarding required disclosure under Rule 13a-15(e).




                                     18
(b)  Changes in Internal Controls

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

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults On Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. Effective July 21, 2008, HJ & Associates, LLC ("HJ"), resigned as the independent registered public accounting firm of Standard Energy Corporation (the "Registrant").

          The reports of HJ on the financial statements of the Registrant as of and for the years ended March 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph expressing substantial doubt about the Registrants ability to continue as a going concern.

          During the years ended March 31, 2008, 2007 and through July 21, 2008, there were no disagreements with HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreement in its reports on the Registrant's financial statements for such periods.

          There were no reportable events during the years ended March 31, 2008 and 2007 or the subsequent interim period through July 21, 2008, including the appointment of a new auditor.






                                         19
Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended September 30, 2008.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)


                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: November 12, 2008

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


                                     20
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of September 30, 2008 covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  November 12, 2008









                                     21

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  November 12, 2008



















                                     22