Form 10-Q
period 2008-12-31
STANDARD ENERGY CORP
filed 2009-02-12
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED December 31, 2008

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

     Common Stock outstanding at February 12, 2009: 188,309,554 shares of $0.01 par value Common Stock.

DOCUMENTS INCORPORATION BY REFERENCE:
                                      None





                                       1
                                  FORM 10-QSB

                       Financial Statements and Schedules

                          STANDARD ENERGY CORPORATION
                    For nine months Ended December 31, 2008

     The following table of contents of financial statements and other information of the registrant and its consolidated subsidiaries are submitted herewith:

             PART I - FINANCIAL INFORMATION
                      Item                                          Page
     Item 1. Consolidated Balance Sheets -
                December 31, 2008 and March 31, 2008...............   3
              Consolidated Statements of Operations -
                For the Nine months
                ended December 31, 2008 and 2007...................   5
              Consolidated Statements of Operations -
                For the three months
                ended December 31, 2008 and 2007...................   6
             Notes to consolidated financial statements............   8
     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations - General......  10
             Results of Operations.................................  11
             Financial Condition...................................  12
             Plan of Operation.....................................  15
             Inflation.............................................  15
             Recent Accounting Pronouncements......................  15
             Government Regulations................................  15
             Off-Balance Sheet Arrangements..........................16
             Management's Conflicts of Interest....................  16
             Transactions with Management and Others...............  16
             Research and Development of the Biofuels Technology...  17
             Forward Looking Statements............................  18
     Item 3. Controls and Procedures...............................  18

             PART II - OTHER INFORMATION
                      Item
     Item 1. Legal Proceedings.....................................  19
     Item 2. Changes in Securities.................................  19
     Item 3. Defaults upon Senior Securities.......................  19
     Item 4. Submission of Matters to a Vote of Security Holders...  19
     Item 5. Other Information.....................................  19
     Item 6. Exhibits..............................................  20
     Signature Page................................................  20
     Exhibit 31 - Certification of CEO & CFO Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002...............  20
     Exhibit 32 - Certification Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002..........................  22



                                     2

PART I - ITEM 1

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                      ASSETS



                                                   December 31     March 31
                                                      2008           2008
                                                   (Unaudited)


CURRENT ASSETS

  Cash and Cash Equivalents                        $      856      $    2,588
  Accounts Receivable                                   3,273           6,475
  Marketable Securities                                     0           1,555

    Total Current Assets                                4,129          10,618

PROPERTY AND EQUIPMENT, net                           109,855         122,008

OTHER ASSETS

  Cash surrender value - life insurance                 2,631           6,332
  Oil and gas leases                                  108,039         108,039
  Pledged drilling bonds                               25,000          25,000

    Total Other Assets                                135,670         139,371

    TOTAL ASSETS                                   $  249,654      $  271,997
















The accompanying notes are an integral part of these consolidated financial statements.
                                       3
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31    March 31
                                                 2008         2008
                                             (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses      $   74,157       $  56,427
  Revolving lines of credit                     120,044         109,459
  Note payable                                   12,500          12,180
  Notes payable - related party                  16,200          16,700

   Total Current Liabilities                    222,901         194,766

LONG TERM DEBT

  Note payable                                   45,931           52,016

    Total Long Term Debt                         45,931           52,016

    Total Liabilities                           268,832          246,782

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per
    share: 10,000,000 shares authorized,
    no shares issued and outstanding                  0               0
    Common Stock, par value $.01 per share:
    200,000,000 shares authorized,
    188,309,554 shares issued and
    outstanding respectively                  1,893,469       1,893,469
  Additional paid-in capital                  8,106,091       8,068,591
  Treasury stock                                (83,253)        (83,253)
  Accumulated other comprehensive income         (1,265)            290
  Accumulated deficit                        (9,934,220)     (9,853,882)

    Total Stockholders' Equity                  (19,179)         25,215

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                 $  249,654      $  271,997







The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the       For the
                                                  Nine Months    Nine Months
                                                    Ended          Ended
                                                 December 31,   December 31,
                                                     2008           2007
REVENUES

  Oil and gas services                             $    1,500      $    1,500
  Oil production                                       52,966          31,820

    Total Revenues                                     54,466          33,320

EXPENSES

  Oil and gas activities                               (3,986)          8,056
  Depreciation, depletion and amortization             12,153          11,340
  Biofuels project costs                               55,334          77,201
  General and administrative                           54,500          99,691

    Total Expenses                                    118,001         196,288

OPERATING LOSS                                        (63,535)       (162,968)

OTHER INCOME (EXPENSE)

  Loss on disposition of asset                              0         (12,120)
  Interest and other income                               434           5,654
  Gain on sale of marketable securities                     0          (7,527)
  Interest expense                                    (17,237)        (14,978)

    Total Other Income (Expense)                      (16,803)        (28,971)

NET INCOME (LOSS)                                     (80,338)       (191,939)

Change in unrealized gain/loss on marketable
  securities                                           (1,214)        (48,162)
Total Comprehensive Loss                           $  (81,552)     $ (240,101)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    188,309,554     187,376,827





The accompanying notes are an integral part of these consolidated financial statements.
                                        5
                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the       For the
                                                  Three Months  Three Months
                                                    Ended          Ended
                                                 December 31,   December 31,
                                                     2008           2007
REVENUES

  Oil and gas services                             $      450      $      450
  Oil production                                        6,365           6,228

    Total Revenues                                      6,815           6,678

EXPENSES

  Oil and gas activities                                  190             742
  Depreciation, depletion and amortization              4,051           4,051
  Biofuels project costs                               22,213          13,421
  General and administrative                           20,013          11,187

    Total Expenses                                     46,467          29,401

OPERATING LOSS                                        (39,652)        (22,723)

OTHER INCOME (EXPENSE)

  Loss on disposition of asset                              0         (12,120)
  Interest and other income                               144             187
  Gain on sale of marketable securities                     0         (54,615)
  Interest expense                                     (5,842)         (4,446)

    Total Other Income (Expense)                       (5,698)        (70,994)

NET INCOME (LOSS)                                     (43,350)        (93,717)

Change in unrealized gain/loss on marketable
  securities                                                0           3,104
Total Comprehensive Loss                           $  (45,350)     $  (90,613)

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK      $    (0.00)     $     0.00

 WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    188,309,554     187,657,380





The accompanying notes are an integral part of these consolidated financial statements.
                                        6

                   STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the Nine   For the Nine
                                                 Months Ended   Months Ended
                                                 December 31,   December 31,
                                                     2008            2007
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                     $   (80,338)  $   (191,939)
Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation, depletion and amortization          12,153         11,340
     Contributed capital for services
     rendered by an officer                            37,500         37,500
     Realized gain on sale of marketable
     securities                                             0          7,527
     Loss on disposition of asset                           0         12,120
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable         3,202          5,110
     Increase (decrease) in accounts
     payable and accrued expenses                      17,730        (23,190)
     Net Cash Used by
     Operating Activities                              (9,753)      (141,532)

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for purchase of O&G Property                  0         (57,600)
     Proceeds from Insurance-cash surrender value      3,701          19,142
     Proceeds from sale of marketable
     securities                                             0        510,717
     Payments for purchase of marketable
     securities                                             0       (225,112)
     Payments for purchase of fixed assets                  0        (26,423)
     Net cash provided by Investing Activities          3,701        220,724
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable & lines of credit       (6,265)      (163,234)
     Proceeds from sale of stock                            0         37,500
     Proceeds from notes payable & lines of
     credit                                            10,585         20,932
     Net Cash Provided by (used by)
     Financing activities                               4,320       (104,802)
NET INCREASE IN CASH                                   (1,732)       (25,610)
CASH AT BEGINNING OF PERIOD                             2,588         27,503
CASH AT END OF PERIOD                             $       856   $      1,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     CASH PAID FOR:
     Interest                                     $     6,651      $   5,618
     Income Taxes                                 $         0      $       0
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Contributed capital for services rendered
     by an officer                                $    37,500      $  37,500

The accompanying notes are an integral part of these consolidated financial
statements.                            7
                  STANDARD ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2008
                                  (Unaudited)

NOTE A - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2008 Annual Report on Form 10-KSB. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

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

     On April 1, 2007, the Company agreed to allow Mr. Rowell's daughter, Karen Rowell to rent on a month to month basis the 2007 Saturn Sky if she would make the payment to the company of $380.15 per month. As of March 31, 2008, Ms. Rowell has paid $4,406.12 to the Company towards the rental of the car. The rental period ended on December 31, 2008 at which time Ms. Rowell agreed to return the car to the Company.

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

     Included in the balance at December 31, 2008, are zero tax positions for which the ultimate deductibility if highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

     During the 2009 fiscal period, the Company continues to research and develop (R&D) its Biofuel Technologies for the recycle of ordinary municipal solid waste (MSW), garbage, trash, paper wastes and plastic material streams into recycled saleable products and the recovery of cellulosic materials ("Celmat") believed by the Company to be convertible into:

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

Results of Operations

     The Company realized revenues of $54,466 for the nine-month period ended December 31, 2008, compared with $33,320 for the corresponding period ended December 31, 2007. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     Revenues from the Company's oil and gas lease services were $1,500 for the nine-month period ended December 31, 2008, compared with $1,500 for the corresponding period ended December 31, 2007. Recent world crude oil and natural gas price decreases have caused domestic drilling activity to decrease, once again. Revenue from oil production was $52,966 for the nine-month period ended December 31, 2008, compared to $31,820 for the corresponding period ended December 31, 2007.

     The Company incurred expenses related to its oil and gas activities were $(3,986) for the nine-month period ended December 31, 2008, compared to $8,056 for the comparable period ended December 31, 2007. General and administrative expenses for the period ended December 31, 2008 were approximately $54,500 compared to $99,691 for the comparable period ended December 31, 2007. These low figures reflect the Company's basic inactivity in its oil and gas sector.

     During the 2005 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item Biofuel Project Costs and were approximately $55,334 for the nine-month period ended December 31, 2008, compared to $77,201 for the comparable period ended December 31, 2007.






                                     11
     The Company's net loss for the nine-month period ended December 31, 2008 was $(80,338), compared to a net loss of $(191,939) for the comparable nine-month period ended December 31, 2007, and the Company expects to operate at a loss for the remaining 2009 fiscal period, due to continued R&D costs incurred for a Biofuels Project, and costs related to its oil and gas business.

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





                                     12
     On December 31, 2007, Delta said Tricinda agreed to buy 36 million shares of the independent energy exploration and development company for $19 a piece. The deal represented a premium of 23 percent over Delta Petroleum's closing stock price before the announcement.

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

     The Company had limited participation in the Leasing Programs for the nine-month period ended December 31, 2008, except through its participation agreements with certain unrelated third parties on a limited basis, due to limited availability of funds and presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale could continue to effect its future operations.








                                     13
     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale approximating 15,000 net acres at December 31, 2008 including leaseholds acquired under its unrelated third-party agreements and its plan for the full development of a Biofuels Project.

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

     For the nine-month period ended December 31, 2008, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company.

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

                                PART 1 - ITEM 3

                            CONTROL AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Pursuant to Item 307 of Regulation S-B, based on an evaluation under the supervision and with the participation of Management, as of the period ended December 31, 2008 of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded, to the best of our knowledge that the Company disclosures controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, are effective to ensure the information required to be disclosed in reports is accumulated and communicated to the Company management including the principal executive and the principal financial officer, to apply timely decisions regarding required disclosure under Rule 13a-15(e).




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






                                         19
Item 6. Exhibits and Reports on Form 8-K, filed during the quarter ended December 31, 2008.

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


                              STANDARD ENERGY CORPORATION
                                     (Registrant)


                              By: /s/Dean W. Rowell
                                  Dean W. Rowell, President and
                                  Chief Financial Officer
Date: February 12, 2009

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of December 31, 2008 covered by this quarterly report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  February 12, 2009









                                     21

                                   Exhibit 32


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Standard Energy (the "Company") on Form 10-QSB for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





/s/Dean W. Rowell
Dean W. Rowell
President, Chief Executive Officer (Chief Financial Officer)
and Director

Date:  February 12, 2009



















                                     22