Form 10-K
period 2009-03-31
STANDARD ENERGY CORP
filed 2009-06-30
CIK 205921

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED March 31, 2009
                                    OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (the "Act")

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

The Issuer's revenue for the fiscal year ended March 31, 2009 was approximately $68,126.




                              -1-
As of June 29, 2009, 188,309,554 shares of the Issuer's common stock were issued and outstanding of which 55,375,737 shares were held by non-affiliates. As of June 29, 2009, the aggregate market value of shares held by non-affiliates, based upon the closing price reported by the Bulletin Board market reporting system, operated by Nasdaq of $0.005 bid, was approximately $276,878.

TABLE OF CONTENTS

                                                         Page
PART I..................................................   4

Item 1. DESCRIPTION OF BUSINESS.........................   4
  General...............................................   4
  Oil and Gas Leases....................................   4
  Leasing Programs......................................   6
  Geologic Information Services.........................   7
  Oil and Gas Exploration and Production................   8
  Competition...........................................   8
  Research and Development of the Biofuels Technology...   9
  Government Regulations................................  10
  Insurance.............................................  10
  Environmental Matters.................................  10
  Employees.............................................  11
Item 2. PROPERTIES......................................  11
  Headquarters..........................................  11
  Oil and Gas Leaseholds................................  11
Item 3. LEGAL PROCEEDINGS...............................  11
Item 4. SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................  12

PART II.................................................  12

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS.............  12
  Price Range of Common Stock...........................  12
  Approximate Number of Equity Security Holders.........  12
  Dividends.............................................  13
  Shares Issued in Unregistered Transactions............  13
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION..............  14
  General...............................................  14
  Results of Operations.................................  15
  Financial Condition...................................  16
  Plan of Operation.....................................  18
  Inflation.............................................  19
  Recent Accounting Pronouncements......................  19
  Off-Balance Sheet Arrangements........................  19
  Management's Conflicts of Interest....................  19
Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  20



                              -2-

Table of Contents Continued
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE................  20
Item 8A. CONTROLS AND PROCEDURES........................  20
  Disclosure Controls and Procedures....................  20
  Management's Annual Report on Internal Controls Over
  Financial Reporting...................................  20
  Changes in Internal Controls..........................  21
  Evaluation of Disclosure Controls and Procedures......  22

PART III................................................  22
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT.............................  22
  Identification of Directors and Executive Officers....  22
  Significant Employees.................................  23
  Family Relationships..................................  23
  Other Involvement in Certain Legal Proceedings........  23
  Administration Actions................................  24
  Compliance with Section 16(a).........................  24
  Code of Ethics........................................  24
  Audit Committee Financial Reports.....................  24
Item 10. EXECUTIVE COMPENSATION.........................  24
  Summary Annual Compensation Table.....................  24
  Compensation Pursuant to Plans........................  25
  Other Compensation....................................  25
  Compensation of Directors.............................  25
  Termination of Employment and Change of Control
    Arrangements........................................  25
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT..........................  26
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  26
  Transactions with Management and Others...............  26
  Forward Looking Statements............................  27
  Indebtedness of Management............................  27
  Parents of Company....................................  27

PART IV.................................................  28

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K............................  28
    Exhibits to Form 10-KSB.............................  28
    Reports on Form 8-K.................................  28
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.........  28
    Exhibit 31..........................................  29
    SIGNATURE PAGE......................................  30
    Exhibit 32 Chief Executive Officer Certification....  31
    SIGNATURE PAGE......................................  32





                              -3-

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Standard Energy Corporation's ("the Company") principal business is, and historically has been, the acquisition of unproven oil and gas leaseholds with the intent of reselling or drilling and developing such leaseholds with third-parties, acquiring primarily federal oil and gas leaseholds through the BLM leasing program. The Company also obtains leases through purchases in competitive bidding programs offered by various state agencies, principally the States of Utah and Wyoming.

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

Oil and Gas Leases

     The Company had limited participation in the Leasing Program from 1986 through the year ended March 31, 2009, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in such Leasing Programs due to the deposit feature penalizing many of the less capitalized participants and provides a substantial advantage to Leasing Program participants which have greater financial resources than the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2009 were approximately as follows:

               Location        Gross Acres      Net Acres
               Utah                4,596           3,338
               Wyoming             4,267           4,267
               Total               8,863           7,605

     A gross acre consists of 100% of the working interest. A net acre is calculated by gross acres multiplied by the percentage of working interest owned.


                              -4-
     The above chart does not include the Company's interest in unrelated third-party leasehold acquisitions and leasehold sales. Third-party leasehold inventory was approximately 10,000 gross acres at fiscal year ended March 31, 2009. Also during the fiscal period, the Company's ability to acquire additional leaseholds was adversely affected. Because the Company has no financial basis in such leaseholds, the Company's financial statements and the foregoing acreage charts do not reflect the acquisition of such newly acquired leaseholds. As third-party leasehold sales take place, revenue is recorded under line item "Sales of oil and gas leasehold interest".

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

     The Company's policy is to acquire and hold leaseholds in inventory for a period generally not longer than five years in order to maximize the gain to the Company on such leasehold costs. The Company does not advertise for the sale of leases owned by it, but rather believes that most of its leasehold purchasers become aware of the Company's leaseholds through an examination of BLM records or other means. During the Company's two fiscal years ended March 31, 2009 and 2008, revenues from oil and gas lease royalties during such period were approximately $66,176 and $52,110 respectively. (See "Consolidated Financial Statements")

     The Company's oil and gas leasehold inventory remains at approximately 15,000 net acres at the year ended March 31, 2009, including leaseholds acquired under third-party agreements. Although its leasing activity was reduced substantially due to the sharp decline in exploration activities during the last five fiscal years, the Company believes it can continue its present lines of business, including the purchase and sale of newly acquired oil and gas leaseholds, due to the increase in price of domestic oil and gas during the past two years.







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

     The majority of the Company's BLM leasehold inventory at March 31, 2009 consists of BLM leaseholds granted after January 1, 1994, and generally have an initial term of ten years, which may be extended for an additional two years if during the initial term such leasehold is "improved" by the commencement of drilling activities thereon. Aggregate rentals paid by the Company during the years ended March 31, 2009 and 2008 for all oil and gas properties leased by it were approximately zero and zero, respectively. The Company retains the right to reacquire the lease if the purchaser fails to make rental payments due to the BLM on leases sold to unrelated third-parties by the Company.

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








                              -6-
     During fiscal 2009, the BLM took approximately 50 days, from the date funds were required to be deposited, to process refunds of deposits with respect to unawarded leases, which permitted participants to "rollover" their refunds into payments of advance deposits in the subsequent Leasing Program drawing period. However, there can be no assurance as to how long the BLM will take to refund such deposits in the future.

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









                              -7-
     During the Company's two fiscal years ended March 31, 2009 and 2008, revenues contributed to the Company's consolidated revenues by PIC were approximately $1,950 and $1,950, respectively. The revenue increase contributed by PIC for such fiscal periods, as compared to prior fiscal years, reflects the depth of the changing domestic oil and gas industry. Low oil prices since the initial 1986 collapse of worldwide oil prices caused PIC to terminate the services of several employees, including its geologists. Should higher oil prices hold for several years it is possible that PIC could again produce higher revenues for the consolidated business of the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Oil and Gas Exploration and Production

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

Research and Development of the Biofuels Technology

     Essentially, the Company has two principal businesses. They are its traditional oil and gas exploration and production business that has, during the past 29-years, provided in excess of $13,000,000 to conduct the research and development ("R&D") effort to commercialize its second business, the commercial development of its "Biofuel Technologies", designed to economically solve the critical problem of disposing of municipal solid waste ("Municipal Waste") through the 100% recycle of the "paper waste" in Municipal Waste into useful products like ethanol transportation fuels and fermentation lignin turbine fuels saleable at a profit.

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

     The Company is pursuing financing ideas through its wholly-owned subsidiaries. Final engineering plans and final financial arrangements with unrelated third-parties for financing and engineering contracts on a Biofuels Project were not finalized or completed as of June 29, 2009.

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

Employees

     As of June 29, 2009, the Company had three employees, including two executive officers and one part time employee. In addition, the Company's practice in connection with the Leasing Programs is to contract with geologists and landmen to assist the Company in the preparation of geologic information reports, etc. as needed. None of the Company's employees are represented by a union or subject to a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

Oil and Gas Leaseholds

     The location and gross and net acreage of the Company's inventory of oil and gas leaseholds at March 31, 2009 was approximately as follows:

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders for a vote during the fiscal year ended March 31, 2009.

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

                                         Bid Price
                                     High           Low
          Fiscal Year 2008
     First Quarter  ..........    $  0.06        $  0.04
     Second Quarter ..........       0.06           0.02
     Third Quarter  ..........       0.04           0.02
     Fourth Quarter ..........       0.05           0.02
          Fiscal Year 2009
     First Quarter  ..........    $  0.05        $  0.01
     Second Quarter ..........       0.05           0.03
     Third Quarter  ..........       0.035          0.015
     Fourth Quarter ..........       0.025          0.01

          Fiscal Year 2010
     First Quarter  ..........    $  0.005       $  0.01

Approximate Number of Equity Security Holders:

        Title of Class                holders as of June 29, 2009

Common Stock, par value $0.01 per share:         1,500
Preferred Stock, par value $0.01 per share:      None Issued

                              -12-
     As of June 29, 2009, there were 188,309,554 shares of common stock outstanding and approximately 1,500 stockholders of record. The number of stockholders of record does not include an indeterminate number of stockholders whose shares are held by brokers and fiduciary depositories in "street name". Management believes there are in excess of 3,000 beneficial stockholders of the Company's common stock, including fiduciary depository firms.

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

Shares Issued in Unregistered Transactions

     The Company issued shares of our common stock in unregistered transactions from 2002 through 2009. All of the following shares of common stock issued were issued in non-registered transactions in reliance on Section 4(2)of the Securities Act of 1933, as amended (the "Securities Act"). Shares issued in 2006 were issued pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended, and issued as follows:

     Fiscal Year 2008

     On September 18, 2007, Donald Falls an unrelated third party bought 1,500,000 newly issued shares of the Company's common stock at $0.025 per share in exchange for $37,500 cash. These share are to be held for investment purposes.

     Fiscal Year 2009

     No new shares were issued during the period ended March 31, 2009.











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

     Fundamentally, the Company has two principal businesses.
They are its traditional oil and gas lease activities including producing and non-producing lease and royalty holdings and the commerical development of its "Biofuel Technologies".

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


                              -14-
Results of Operations

     The Company realized revenues of $68,126 for the fiscal year ended March 31, 2009, compared with $54,060 for the corresponding period ended March 31, 2008. Cash requirements during the period were obtained from a combination of internally generated cash flow from operations, loans, asset sales, and the sale of Rule 144 investment stock to private individuals.

     There were zero revenues realized for in oil and gas leasehold sales for the fiscal period ended March 31, 2009, and zero revenues in sales for the corresponding period ended March 31, 2008. Revenues from the sale of the Company's geologic information services were $1,950 for the fiscal period ended March 31, 2009, compared with $1,950 for the corresponding period ended March 31, 2008. Revenues from the Company's geologic information services have declined steadily from the collapse of world crude oil prices in 1986. Recent world crude oil and natural gas price increases may stimulate domestic drilling activity which could, once again, create a need for the Company's geologic information services. Revenue from oil production was $66,176 for the fiscal period ended March 31, 2009, compared to $52,110 for the corresponding period ended March 31, 2008. Oil production revenues are down due to declining production on Company leaseholds.

     The Company incurred expenses related to its oil and gas leasehold sales of zero for the fiscal period ended March 31, 2009, compared to zero for the comparable period ended March 31, 2008. Expenses associated with the Company's geologic information services were $(3,986) for the fiscal period ended March 31, 2009, compared to $7,174 for the comparable period ended March 31, 2008. Expenses associated with the Company's oil production and exploration activities were zero for the fiscal period ended March 31, 2009, due to the abandonment in fiscal 1998 of the Company's last operated well. There were no costs for the comparable period ended March 31, 2008, due to the Company's exploration inactivity. General and administrative expense for the fiscal month period ended March 31, 2008 were $65,000, compared to $140,582 for the comparable period ended March 31, 2008. These low figures reflect the Company's basic inactivity in its oil and gas sector.











                              -15-
     During the previous three year period all of the Company's R&D costs were expensed under line item General and Administrative expense. During the 2009 fiscal period, the Company created a line item for R&D costs to better distinguish expenses between general and administrative expenses and the expenses related to its various biofuels plant projects. These costs are being accounted for under line item "Project Costs" and were $68,208 for the fiscal period ended March 31, 2009, compared to $96,428 for the comparable period ended March 31, 2008.

     The Company's net loss for the 2009 fiscal period ended March 31, 2009 was $95,334, compared to $265,947 for comparable 2008 fiscal period and it expects to operate at a loss for the 2008 fiscal period, due to continued R&D costs incurred for its several current Biofuels Project, and costs related to its oil and gas business. Biofuel Project costs when appropriate will be accounted for under line item "Research and Development Costs". (See "Consolidated Financial Statements")

     The Company does not expect to realize significant cash flows from the sale of leasehold interests, geologic information services, or oil production and exploration activities during fiscal 2009, nor does it expect significant leasehold sales in the foreseeable future, as the domestic oil industry activity continues unchanged due to uncertain high world crude oil and natural gas prices.

     The Company has available at March 31, 2009, unused tax operating loss carry forward of approximately $2,000,000 that may be applied against future taxable income through 2026. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

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

     The Company had limited participation in the Leasing Programs for the fiscal period ended March 31, 2009, except through its participation agreements with certain unrelated third parties on a limited basis. The Company presently has limited funds available to participate in the Leasing Programs. The Company's limited ability to participate in the BLM's leasing program and to obtain oil and gas leaseholds for resale due to a lack of funds could continue to effect its future operations.

     The Company's most significant assets are its oil and gas production income, its oil and gas leaseholds held for resale, approximating 15,000 net acres at March 31, 2009, including leaseholds acquired under its unrelated third-party agreements, together with its plan for the full development of a Biofuels Project.

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

     For the fiscal period ended March 31, 2009, Dean W. Rowell, the President of the Company, continues to secure and guarantee loans for the Company and he has guaranteed one credit card up to approximately $110,000 with an outstanding balance of approximately $106,000 at the end of the period, and is currently in default.

     Since fiscal 1991, Trachyte has materially supported the Company financially largely due to Mr. Rowell's efforts to secure loans from Trachyte for the Company and contribute the value of an assumed salary of $50,000 per year to additional paid in capital. The several transactions with Trachyte have provided the financial means for the Company to pursue its R&D of the biofuels technologies and the commercialization of a Biofuels Project. Without such additional contributions by Mr. Rowell the Company would have been unable to pursue these goals. Final plans and final financial arrangements had not been completed for a Biofuels Project at March 31, 2009.

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

Management's Conflicts of Interest

     Material conflicts of interest exist and will continue to exist between the Company, Trachyte, and Mr. Rowell, who is also the President of Trachyte, a privately-held Utah corporation, whose current major activities are the exploration and production of oil and gas resources. The Company's policy is to offer any new oil and gas property purchase first to the Company and then to Trachyte if the Company is unable to accept the financial obligation of any transaction. At June 29, 2009, Mr. Rowell beneficially owned approximately 64% of the common stock of the Company and 100% of the common stock of Trachyte.

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

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On June 1, 2009 Trachyte extended for 1-year the time to pay the balance owed to them by the Company on lease ML-
50405.                             -19-
Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is submitted as a separate section at the rear of this Form 10-KSB report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 8A.   CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Based on an evaluation for the period ended March 31, 2009, our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 ("SEC"), Rules 13a-15. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2009, our our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of March 31, 2009. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
                              -20-

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management's assessment, management has determined that there are two material weakness (1) there is insufficient board of director oversight. The president, who is the majority shareholder, maintains effective control over the company and retains all decision making authority and (2) there is insufficient documentation of the internal control testing performed to obtain management's assessment of the Company's internal controls pursuant to SOX 404 of the Sarbanes Oxley Act, due to the lack of segregation of duties. In order to address and resolve this weakness we will appoint an independent CPA to oversee and review our internal controls.

     This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in the SEC filing.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls over financial reporting that occurred during our last fiscal period ended March 31, 2009 that materially affect, our internal control over financial reporting.

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

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

Identification of Directors and Executive Officers

     The current directors and executive officers of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

     Name                Age       Position

     Dean W. Rowell       71       CEO/President/Chairman
     Pamela K. Nelson     51       Vice President/Secretary
     Michael M. Cannon    61       Director


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


                              -22-
     Pamela K. Nelson was last elected in 1996 and has been a Director of the Company since September 1978 and became a Vice President of the Company in 1979 and Corporate Secretary in 1983. Ms. Nelson has been involved in landwork and leasing services to the oil and gas industry for the last 33 years. Ms. Nelson is also a director, Vice President, Corporate Secretary and Manager of land and lease operations for the Company's wholly-owned subsidiary, PIC. She is a director, Vice President, Corporate Secretary of EnviroSystems, and Biofuels, all wholly-owned subsidiaries of the Company. She devotes all of her paid time to the Company.

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

Audit Committee Financial Expert

     The Board of Directors have determined that the company does not have an audit committee financial expert serving on an audit committee, due to our status as a Bulletin Board company with few management personnel. At June 29, 2009, the Company does not have an auditor and does not have the financial ability to hire one, therefore, the attached report is unaudited.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

Summary of Annual Compensation Table

                                      Other Annual
                                      Compensation   Restricted
Name of Principal             Commissions  Awards  Stock  Option
Position        Year   Salary   & Bonuses  (Auto)  Awards Awards

Dean W. Rowell  2009 $37,500(1)      -0-   $8,145     -0-    -0-
President/CEO   2008 $50,000(1)      -0-   $6,000     -0-    -0-
                2007 $50,000(1)      -0-   $4,000     -0-    -0-
__________
(1) Represents the value of Mr. Rowell's contributed services.
                              -24-

     None of the Company's executive officers received aggregate cash and cash equivalent compensation exceeding $100,000 in any of the last three fiscal years. No options to purchase any of the Company's securities were granted to any reporting person during the fiscal year ended March 31, 2009. During the same period, Rowell elected to sell stock in the Company due to limited corporate cash flow to partially compensate Rowell in absence of a salary.

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

                                       Number        Percentage
                                     of Shares       of Shares
     Name and Address                  Owned        Outstanding

     Dean W. Rowell (1)            120,897,499          64.0%

     Pamela K. Nelson               12,541,124           6.6%

     Michael M. Cannon                  13,000            .0%

     All Officers and Directors
       as a group                  133,451,623          70.6%
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

     On November 12, 2007, Trachyte sold oil and gas lease ML-50405 to the Company for $57,600. The lease is part of the Company's Greentown field development plans. Due to the Company cash flow situation, Trachyte agreed to accept cash payment for the lease over a 6-month period and upon final payment by the Company to Trachyte, Trachyte will make record title assignment to Standard. On June 1, 2009 Trachyte extended for 1-year the time to pay the balance owed to them by the Company on lease ML-50405.








                              -26-
     During the fiscal period ended March 31, 2009, the Company continued to experience severe cash flow difficulties which have continued into the 2009 fiscal period.

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

Reports on Form 8-K

     There were no Form 8-K's filed by the Company during the fiscal year ended March 31, 2009.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees - The aggregate fees billed by HJ & Associates for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended March 31, 2009 and March 31, 2008 and for the quarterly financial statements on Form 10-QSB were approximately zero and $26,000, respectively. At June 29, 2009, the Company does not have an auditor and does not have the financial ability to hire one, therefore, the attached report is unaudited.

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

                                   STANDARD ENERGY CORPORATION






                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 29, 2009
Salt Lake City, Utah
















                              -30-

EXHIBIT "32"

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBAN ES-OXLEY ACT OF 2002

     In connection with the Annual Report of Standard Energy (the "Company") on Form 10-KSB for the period ending March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dean W. Rowell, Chief Executive Officer (Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. subsection 1350, as adopted pursuant to subsection 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

     (1)  The Report fully complies with the requirements of
          section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Dean W. Rowell
Dean W. Rowell
Chief Executive Officer (Chief Financial Officer)

Date: June 29, 2009























                              -31-
SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   STANDARD ENERGY CORPORATION





                                   By:  /s/ Dean W. Rowell
                                        Dean W. Rowell
                                        President
June 29, 2009
Salt Lake City, Utah


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

     Signature                Capacity                 Date






/s/ Dean W. Rowell       President and Director     June 29, 2009
  Dean W. Rowell         (Principal Executive,
                         Financial and Accounting
                         Officer)



/s/ Pamela K. Nelson     Vice President             June 29, 2009
  Pamela K. Nelson       Corporate Secretary,
                         Treasurer and Director




/s/ Michael M. Cannon          Director             June 29, 2009
  Michael M. Cannon




                              -32-
















STANDARD ENERGY CORPORATI   ON
AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL ST       ATEMENTS

                        March 31, 2009
                 (Unaudited)































                              -F1-

C O N T E N T S


Report of Independent Registered Public Accounting Firm....  F-3

Consolidated Balance Sheet.................................  F-4

Consolidated Statements of Operations......................  F-6

Consolidated Statements of Cash Flows......................  F-7











































                              -F2-





Report of Independent Registered Public Accounting Firm





The Board of Directors
Standard Energy Corporation and Subsidiaries
Salt Lake City, Utah



     At June 29, 2009, the Company does not have an auditor and does not have the financial ability to hire one, therefore, the attached report is unaudited.


































                              -F3-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Shee          t

                        ASSETS

                                                      March 31,
CURRENT ASSETS                                           2009
                                                     (Unaudited)
  Cash                                               $     1,981
  Accounts Receivable                                      6,040

    Total Current Assets                                   8,021

PROPERTY AND EQUIPMENT, net (Note 2)                     105,805

OTHER ASSETS

  Cash surrender value   life insurance                    2,631
  Oil and gas leases held for resale (Note 3)            108,039
  Pledged drilling bonds (Note 3)                         25,000

    Total Other Assets                                   135,670

    TOTAL ASSETS                                     $   249,496
































                              -F4-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Shee     t (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                    March 31,
                                                          2009
                                                     (Unaudited)
  Accounts payable and accrued expenses              $    72,909
  Revolving line of credit (Note 10)                     120,045
  Note payable (Note 9)                                   24,000
  Note payable - related party (Note 5)                   32,250

    Total Current Liabilities                            249,204

LONG TERM DEBT

  Note payable (Note 10)                                  33,201

    Total Long Term Debt                                  33,201

      Total Liabilities                                  282,405


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY

  Preferred stock, par value $0.01 per share:
   10,000,000 shares authorized, no shares issued
   and outstanding                                             0
  Common stock, par value $0.01 per share:
   200,000,000 shares authorized, 188,309,554 shares
   issued and outstanding                              1,893,469
  Additional paid-in capital                           8,106,091
  Treasury stock                                         (83,253)
  Accumulated deficit                                 (9,949,216)

    Total Stockholders' Equity                           (32,909)

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                           $   249,496













                              -F5-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements o     f Operations



                                           For the Years Ended
                                                 March 31,
                                             2009         2008
                                        (Unaudited)

REVENUES

  Oil and gas information services      $     1,950  $     1,950
  Oil and gas lease royalties                66,176       52,110

    Total Revenues                           68,126       54,060

EXPENSES

  Oil and gas information services           (3,986)       7,174
  Depreciation, depletion/amortization       16,203       15,391
  Biofuels Project costs                     68,208       96,428
  General and administrative                 65,000      140,582

    Total Expenses                          145,425      259,575

OPERATING LOSS                              (77,299)    (205,515)

OTHER INCOME (EXPENSE)

  Loss on Disposition of Asset                    0      (12,120)
  Gain on Forgiveness of Debt                     0            0
  Gain (Loss) on Sale of Marketable
    Securities                                    0      (33,981)
  Interest and other income                     576        5,810
  Interest expense                          (18,611)     (20,141)

    Total Other Income (Expense)            (18,035)     (60,432)

NET LOSS                                $   (95,334) $  (265,947)

BASIC LOSS PER SHARE                    $     (0.00) $     (0.00)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    188,309,554  187,608,734

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in unrelated gain on
  marketable securities                           0       18,080

TOTAL COMPREHENSIVE LOSS                $   (95,334) $   (82,058)





                              -F6-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements o     f Cash Flows

                                            For the Years Ended
                                                 March 31,
                                              2009        2008
CASH FLOWS FROM OPERATING ACTIVITIES      (Unaudited)

Net loss                                  $  (95,334) $ (265,947)
Adjustments to reconcile net loss to
   net cash used by operating activities:
     Loss on disposition of asset                  0      12,120
     Depreciation, depletion and
     amortization                             16,203      15,391
     Contributed capital for services
     rendered by an officer                   37,500      50,000
     Realized gain on sale of marketable
      securities                                   0      33,981
   Changes in assets and liabilities:
     (Increase)Decrease in accounts receivable   435       2,035
     Increase in accounts payable and
      accrued expenses                        16,482         649
     Net Cash used by Operating
       Activities                            (24,714)   (151,771)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for purchase of fixed assets           0     (54,423)
   Proceeds from disposition of fixed assets       0      28,000
   Proceeds from sale of marketable
      securities                               1,265     285,604
   Payments for purchase of marketable
      securities                                   0           0
   Payments for oil & gas lease (Trachyte)         0     (41,585)
   Change in cash value   life insurance       3,701      14,472
   Net Cash Provided (Used) by Investing
   Activities                                  4,966     232,068

CASH FLOWS FROM FINANCING ACTIVITIES
   Common Stock issued for cash                    0      37,500
   Payments on line of credit and notes
      payable                                 (6,995)   (211,152)
   Proceeds from line of credit and notes
      payable                                 26,136      68,440

Net Cash Provided (Used) by Financing
Activities                                    19,141   (105,212)

NET DECREASE IN CASH                            (607)    (24,915)
CASH AT BEGINNING OF YEAR                      2,588      27,503

CASH AT END OF YEAR                       $    1,981  $    2,588





                              -F7-
STANDARD ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

                                            For the Years Ended
                                                 March 31,
                                              2009        2008
                                         (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

CASH PAID FOR:

  Interest                                $    8,025  $    7,464
  Income taxes                            $        0  $        0

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Common stock issued for payment on note
  payable and accrued interest
     related party                        $        0  $        0
  Common stock issued for land
     related party                        $        0  $        0



































                              -F8-